Form 10-Q
period 2008-10-31
Terrasol Holdings Ltd.
filed 2008-12-12
CIK 1446885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-153858

TERRASOL HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

101 California Street
Suite #2450
San Francisco, California 94111
(Address of principal executive offices, including zip code.)

(415) 946-8853
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,400,000 as of December 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Terrasol Holdings Ltd.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	July 31,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$14,629	$34,096
Prepaid expenses	786	205
Total Current Assets	15,415	34,301
Mineral Property acquisition costs	-	5,500
Total Assets	$15,415	$39,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Accounts payable and accrued liabilities	$74	$8,500
Due to a related party	125	125
Total current liabilities	199	8,625
Stockholders' Equity
Preferred Stock stock, $0.00001 par value
authorized 100,000,000 shares,
none issued	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 10,400,000 shares	104	104
Additional paid-in capital	51,396	50,496
Deficit accumulated during the exploration stage	(36,284)	(19,424)
Total stockholders' equity	15,216	31,176
Total Liabilities and Stockholders' Equity	$15,415	$39,801

See notes to financial statements.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

		Cumulative
	Three months	during the
	ended	exploration stage
	October 31,	(June 2, 2008 to
	2008	October 31, 2008)

Revenue	$-	$-
Total Revenue	-	-

Cost and expenses
General and administrative	10,165	25,989
Donated services	900	1,500
Impairment of mineral property acquisition costs	5,500	5,500
Exploration costs	295	3,295
Total Costs and Expenses	16,860	36,284
Net Loss	$(16,860)	$(36,284)

Net Loss per share
Basic and diluted	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	10,400,000

See notes to financial statements.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the period June 2, 2008 (Inception) to October 31, 2008
(Unaudited)

				Deficit
				Accumulated
	Common Stock			During the	Total
	$0.00001Par Value		Additional	Exploration	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Equity
Sales of Common stock;
- June 4, 2008 at $0.001	6,000,000	$60	$5,940	$-	$6,000
- July 18, 2008 at $0.01	4,400,000	44	43,956	-	44,000
Donated Services	-	-	600	-	600
Net loss for the period June 2, 2008
(inception) to July 31, 2008	-	-	-	(19,424)	(19,424)
Balance-July 31, 2008	10,400,000	104	50,496	(19,424)	31,176
Donated Services	-	-	900	-	900
Net loss for the three months ended
October 31, 2008	-	-	-	(16,860)	(16,860)
Balance-October 31, 2008 (Unaudited)	10,400,000	104	51,396	(36,284)	15,216

See notes to financial statements.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period June 2,
	Three months	2008 (Inception)
	ended October	to October31,
	31, 2008	2008
Cash Flows from Operating Activities
Net loss	$(16,860)	$(36,284)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Donated expenses	900	1,500
Impairment of mineral property acquisition costs	5,500	5,500
Changes in operating assets and liabilities:
Prepaid expenses	(581)	(786)
Accounts payable and accrued liabilities	(8,426)	74
Net cash provided by (used for) operating activities	(19,467)	(29,996)

Cash Flows from Investing activities
Mineral property acquistion costs	-	(5,500)
Net cash provided by (used for) investing activities	-	(5,500)

Cash Flows from Financing activities
Increase in due to related party	-	125
Proceeds from sales of common stock	-	50,000
Net cash provided by (used for) financing activities	-	50,125

Increase (decrease) in cash	(19,467)	14,629
Cash, beginning of period	34,096	-

Cash, end of period	$14,629	$14,629

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

Note 1. Organization and Business Operations

Terrasol Holdings Ltd. (the “Company”) was incorporated in the State of Nevada on June 2, 2008. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2008, the Company had cash of $14,629 and had accumulated losses of $36,284 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Information

The unaudited financial statements as of October 31, 2008 and for the three months then ended and for the period June 2, 2008 (inception) to October 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2008 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended October 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

Note 2. Interim Financial Information (continued)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period June 2, 2008 (inception) to July 31, 2008 as included in our Form S-1/A-2 filed with the Securities and Exchange Commission on November 21, 2008.

Note 3. Mineral Property

In June 2008, the Company acquired a 100% interest in the Terrasol Lode Claim located in Clark County, Nevada at a cost of $5,500. At October 31, 2008, the Company recognized an impairment loss of $5,500 as it has not been determined whether there are proven or probable reserves on the property. During the three months ended October 31, 2008, the Company paid $295 of maintenance fees.

Note 4. Related Party Transactions

On June 4, 2008, the Company issued 6,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $6,000.

As at October 31, 2008, the Company is indebted to the President of the Company for $125 (July 31, 2008 - $125), for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($300 per month for the services) is included in the statement of operations as an expense and additional paid-in capital is increased by the same amounts. For the three months ended October 31, 2008, the Company expensed $900 in donated services expenses.

Note 5. Common Stock

On June 4, 2008, the Company issued 6,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $6,000.

On July 18, 2008, the Company issued a total of 4,400,000 shares of common stock to 44 investors at $0.01 per share for cash proceeds of $44,000.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

Note 5. Common Stock (continued)

At October 31, 2008, the Company had no stock option plan, warrants or other dilutive securities outstanding.

The Company filed an amended registration statement on November 21, 2008, to register 4,400,000 shares of common stock held by certain stockholders (the “selling stockholders”) of the Company. The Company will not receive any proceeds from any sales of such shares.

Note 6. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months	Period June 2, 2008
	Ended	(Inception) to
	October 31, 2008	October 31, 2008

Expected tax at 35%	$(5901)	$(12699)
Donated Services	315	525
Increase in valuation allowance	5586	12174
Income tax provision	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	October 31,	July 31,
	2008	2008

Net operating loss carryforward	$12,174	$6,588
Valuation allowance	(12,174)	(6,588)
Net deferred tax assets	$-	$-

Terrasol Holdings Ltd.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

Note 6. Income Taxes (continued)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $12,174 at October 31, 2008 attributable to the future utilization of the net operating loss carryforward of $34,784 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $18,824 in 2028 and $15,960 in 2029.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business activities.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investment by others in our complete private placement. The cash we raised will allow us to stay in business for at least one year. Our success or failure will be determined by what we find under the ground.

     To meet our need for cash we raised money from our private placement. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not have enough money to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our sole officer and director is unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans.

     We do not own any interest in any property, but merely have the right to conduct exploration activities on one property. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit, a reserve.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months. We will not buy any equipment until have located a reserve and we have determined it is economical to extract the minerals from the land.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease activities until we raise more money. If we can’t or don’t raise more money, we will cease activities permanently. If we cease activities permanently, we will statutorily dissolve the company.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The milestones are as follows:

1.	January 2009 to June 2009 - Continue surface exploration of the property. - Maximum cost of $5,000. Time of retention 0-90 days.

2.

July 2009 to September 2009 - Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

3.	October 2009 to December 2009 - Have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

     All funds for the foregoing activities have been obtained from our private placement.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on June 2, 2008

     We acquired the right to explore one property containing four claims. We have staked the property begun exploration activity. We will conduct further exploration in January 2009. As of the date of this report, we have not found mineralized material.

Liquidity and Capital Resources

     As of the date of this report, we have yet to generate any revenues from our business activities.

     We issued 6,000,000 shares of common stock through a private placement pursuant to Regulation S of the Securities Act of 1933 to Juliet Morgan, our sole officer and director in June 4, 2008, in consideration of $6,000. The shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     In July 18, 2008, we completed a private placement of 4,400,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $44,000. All of the shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

     As of October 31, 2008, our total assets were $15,415 and our total liabilities were $199.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of December, 2008.

TERRASOL HOLDINGS LTD.

BY:	JULIET MORGAN
Juliet Morgan, President, Principal Executive
Officer, Secretary, Treasurer, Principal Financial
Officer, Principal Accounting Officer, and sole
member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.