Form 10-Q
period 2009-01-31
Terrasol Holdings Ltd.
filed 2009-03-12
CIK 1446885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-153858

TERRASOL HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

101 California Street
Suite #2450
San Francisco, California 94111
(Address of principal executive offices, including zip code.)

(415) 946-8853
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,400,000 as of March 11, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Terrasol Holdings Ltd.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	July 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,080	$34,096
Prepaid expenses	1,966	205
Total Current Assets	3,046	34,301
Mineral Property Acquisition Costs	-	5,500
Total Assets	$3,046	$39,801

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities

Accounts payable and accrued liabilities	$3,659	$8,500
Due to a related party	184	125
Total current liabilities	3,843	8,625
Stockholders' Equity
Preferred Stock stock, $0.00001 par value
authorized 100,000,000 shares,
none issued	-	-
Common stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 10,400,000 shares	104	104
Additional paid-in capital	52,296	50,496
Deficit accumulated during the exploration stage	(53,197)	(19,424)
Total stockholders' equity (deficiency)	(797)	31,176
Total Liabilities and Stockholders' Equity (deficiency)	$3,046	$39,801

See notes to financial statements.

F-1

Terrasol Holdings Ltd.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Cumulative
			during the
	Three months	Six months	exploration stage
	ended	ended	(June 2, 2008 to
	January 31,	January 31,	January 31,
	2009	2009	2009)

Revenue	$-	$-	$-
Total Revenue	-	-	-

Cost and expenses
General and administrative	16,013	26,178	42,002
Donated services	900	1,800	2,400
Impairment of mineral property acquisition costs	-	5,500	5,500
Exploration costs	-	295	3,295
Total Costs and Expenses	16,913	33,773	53,197
Net Loss	$(16,913)	$(33,773)	$(53,197)

Net Loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	10,400,000	10,400,000

See notes to financial statements.

F-2

-3-

Terrasol Holdings Ltd.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
For the period June 2, 2008 (Inception) to January 31, 2009
(Unaudited)
				Deficit
				Accumulated
	Common Stock		Additional	During the	Total
	$0.00001 Par Value		Paid-in	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sales of Common stock;
- June 4, 2008 at $0.001	6,000,000	$60	$5,940	$-	$6,000
- July 18, 2008 at $0.01	4,400,000	44	43,956	-	44,000
Donated Services	-	-	600	-	600

Net loss for the period June 2, 2008
(inception) to July 31, 2008	-	-	-	(19,424)	(19,424)

Balance-July 31, 2008	10,400,000	104	50,496	(19,424)	31,176
Unaudited:
Donated Services	-	-	1,800	-	1,800
Net loss for the six months ended
January 31, 2009	-	-	-	(33,773)	(33,773)

Balance-January 31, 2009	10,400,000	$104	$52,296	$(53,197)	$(797)

See notes to financial statements.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
		Period from June
		2, 2008
	Six months ended	(Inception) to
	January 31, 2009	January 31, 2009
Cash Flows from Operating Activities
Net loss	$(33,773)	$(53,197)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities:
Donated expenses	1,800	2,400
Impairment of mineral property acquisition costs	5,500	5,500
Changes in operating assets and liabilities:
Prepaid expenses	(1,761)	(1,966)
Accounts payable and accrued liabilities	(4,841)	3,659
Net cash provided by (used for) operating activities	(33,075)	(43,604)

Cash Flows from Investing activities
Mineral property acquistion costs	-	(5,500)
Net cash provided by (used for) investing activities	-	(5,500)

Cash Flows from Financing activities
Increase in due to related party	59	184
Proceeds from sales of common stock	-	50,000
Net cash provided by (used for) financing activities	59	50,184

Increase (decrease) in cash	(33,016)	1,080
Cash, beginning of period	34,096	-

Cash, end of period	$1,080	$1,080

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

F-4

Terrasol Holdings Ltd.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)

Note 1. Organization and Business Operations

Terrasol Holdings Ltd. (the “Company”) was incorporated in the State of Nevada on June 2, 2008. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2009, the Company had cash of $1,080 and has had accumulated losses of $53,197 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Interim Financial Information

The unaudited financial statements as of January 31, 2009 and for the three and six months then ended and for the period June 2, 2008 (inception) to January 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of January 31, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended January 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
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

Note 3. Mineral Property

In June 2008, the Company acquired a 100% interest in the Terrasol Lode Claim located in Clark County, Nevada at a cost of $5,500. At January 31, 2009, the Company recognized an impairment loss of $5,500 as it has not been determined whether there are proven or probable reserves on the property. During the six months ended January 31, 2009, the Company paid $295 of maintenance fees.

Note 4. Related Party Transactions

On June 4, 2008, the Company issued 6,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $6,000.

As at January 31, 2009, the Company is indebted to the President of the Company for $184 (July 31, 2008 - $125), for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

The Company receives services from its president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($300 per month for the services) is included in the statement of operations as an expense and additional paid-in capital is increased by the same amounts. For the six months ended January 31, 2009, the Company expensed $1,800 in donated services expenses.

Note 5. Common Stock

On June 4, 2008, the Company issued 6,000,000 shares of common stock at $0.001 per share to the President of the Company for cash proceeds of $6,000.

On July 18, 2008, the Company issued a total of 4,400,000 shares of common stock to 44 investors at $0.01 per share for cash proceeds of $44,000.

Terrasol Holdings Ltd.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)

Note 5. Common Stock (continued)

At January 31, 2009, the Company had no stock option plan, warrants or other dilutive securities outstanding.

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

Note 6. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Six Months	Period June 2,
	Ended	2008 (Inception)
	January 31,	to January 31,
	2009	2009

Expected tax at 35%	$(11,821)	$(18,619)
Donated services	630	840
Increase in valuation	11,191	17,779
Income tax provision	$-	$-

The significant components of the Company’s deferred income tax assets are as follows:

	January 31,	July 31,
	2009	2008

Net operating loss	$17,779	$6,588
Valuation allowance	(17,779)	(6,588)
Net deferred tax assets	$-	$-

Terrasol Holdings Ltd.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(Unaudited)

Note 6. Income Taxes (continued)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $17,779 at January 31, 2009 attributable to the future utilization of the net operating loss carryforward of $49,627 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $18,824 in 2028 and $30,803 in 2029.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Milestones

     The milestones are as follows:

     1. February 2009 to July 2009 - Continue surface exploration of the property. -Maximum cost of $5,000. Time of retention 0-90 days.

     2. August 2009 to October 2009 - Trenching. Trenching will cost approximately $14,000 and will be conducted by unrelated subcontractors. Trenching includes grid installation, metal detection, sample collecting and shipping the samples for testing.

     3. November 2009 to January 2010 - Have an independent third party analyze the samples. We estimate that it will cost $2,000 to analyze the samples and will take 30 days.

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

     We intend to seek alternative opportunities in order to potentially enhance shareholder value. Management intends to review other potential assets for acquisition.

Results of Activities

From Inception on June 2, 2008

     We acquired the right to explore one property containing four claims. We have staked the property begun exploration activity. We will attempt to conduct further exploration in April 2009. As of the date of this report, we have not found mineralized material.

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

     As of January 31, 2009, our total assets were $3,046 and our total liabilities were $3,843.

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

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12TH day of March, 2009.

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