Form 10-Q
period 2009-04-30
Alternative Energy Development Corp
filed 2009-06-22
CIK 1446885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-153858

ALTERNATIVE ENERGY DEVELOPMENT CORPORATION
(Formerly Terrasol Holdings Ltd.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

17505 N 79th Ave
Suite #309
Glendale, Arizona 85308
(Address of principal executive offices, including zip code.)

(623) 776-3200
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 65,800,000 as of June 19, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
April 30, 2009

                                                                                                                                                                        Index

FINANCIAL STATEMENTS

Balance Sheets ............................................................................................................................................F–1

Statements of Operations ..........................................................................................................................F–2

Statements of Stockholders’ Equity (Deficiency) ..................................................................................F–3

Statements of Cash Flows .........................................................................................................................F–4

NOTES TO THE FINANCIAL STATEMENTS ......................................................................................F–5

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	July 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$546	$34,096
Prepaid expenses	2,783	205
Total current assets	3,329	34,301

Mineral property acquisition costs	-	5,500
License agreement costs, net of accumulated amortization of $171 (Note 4)	399,829	-
Total Assets	$403,158	$39,801

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$7,041	$8,500
Due to related parties	5,184	125
Class A Convertible Preferred Stock due Assignor of license agreement (Note 4)	400,000	-
Total current liabilities	412,225	8,625

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 200,000,000 shares,
issued and outstanding 65,800,000 shares (July 31, 2008 - 72,800,000 shares) (Note 7)	658	728
Additional paid-in capital	52,642	49,872
Deficit accumulated during the development stage	(62,367)	(19,424)
Total stockholders' equity (deficiency)	(9,067)	31,176
Total Liabilities and Stockholders' Equity (Deficiency)	$403,158	$39,801

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended April 30, 2009	Nine months ended April 30, 2009	Cumulative during the exploration stage (June 2, 2008 to April 30, 2009)

Revenue	$-	$-	$-

Total Revenue	-	-	-

Costs and expenses
General and administrative	8,099	34,277	50,101
Donated services	900	2,700	3,300
Impairment of mineral property acquisition costs	-	5,500	5,500
Exploration costs	-	295	3,295
Amortization of license agreement costs (Note 4)	171	171	171

Total Costs and Expenses	9,170	42,943	62,367

Net Loss	$(9,170)	$(42,943)	$(62,367)

Net loss per share

Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	72,249,000	72,621,000

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period June 2, 2008 (Inception) to April 30, 2009
(Expressed in US Dollars)
(Unaudited)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Sale of Common stock:
- June 4, 2008 at $0.00014	42,000,000	$420	$5,580	$-	$6,000
- July 18, 2008 at $0.00143	30,800,000	308	43,692	-	44,000
Donated services	-	-	600	-	600
Net Loss	-	-	-	(19,424)	(19,424)
Balance - July 31, 2008	72,800,000	728	49,872	(19,424)	31,176

Cancellation of Common stock on April 23, 2009	(7,000,000)	(70)	70	-	-
Donated services	-	-	2,700	-	2,700
Net Loss	-	-	-	(42,943)	(42,943)
Balance - April 30, 2009	65,800,000	$658	$52,642	$(62,367)	$(9,067)

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Nine months ended April 30, 2009	Period from June 2, 2008 (Inception) to April 30, 2009
Cash Flows from Operating Activities
Net loss	$(42,943)	$(62,367)
Adjustments to reconcile net loss to net cash used for operating activities:

Donated services	2,700	3,300
Impairment of mineral property acquisition costs	5,500	5,500
Amortization of license agreement costs	171	171
Change in operating assets and liabilities:
Prepaid expenses	(2,578)	(2,783)
Accounts payable and acrrued liabilities	(1,459)	7,041
Net cash used for operating activities	(38,609)	(49,138)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(5,500)
Net cash used for investing activities	-	(5,500)

Cash Flows from Financing Activities
Increase in due to related parties	5,059	5,184
Proceeds from sales of common stock	-	50,000
Net cash provided by financing activities	5,059	55,184

(Decrease) increase in cash	(33,550)	546

Cash - beginning of period	34,096	-

Cash - end of period	$546	$546

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of license agreement in exchange for Class A Convertible Preferred Stock	$400,000	$400,000

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

Note 1.           Organization and Business Operations

Terrasol Holdings Ltd. (the “Company”) was incorporated in the State of Nevada on June 2, 2008 and changed its name to Alternative Energy Development Corporation on May 4, 2009. From inception to April 28, 2009, the Company’s principal business was the acquisition and exploration of mineral resources. On April 28, 2009 (see Note 4), the Company acquired rights to a certain Technology License and Distribution Agreement dated August 1, 2008 (the “Technology Agreement”) and to a certain Exclusive Manufacturing Agreement dated August 1, 2008 (the “Manufacturing Agreement”) and a change in control of the Company occurred. The Company plans to develop the related technology and manufacture products to reduce fuel use.

On May 5, 2009 (see Note 9), the Company effected a 7 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 9,400,000 shares to 65,800,000 shares. All share amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2009, the Company had cash of $546 and has accumulated losses of $62,367 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

Note 2.           Summary of Significant Accounting Policies

a)	Interim Financial Information

The unaudited financial statements as of April 30, 2009 and for the three and nine months then ended and for the period June 2, 2008 (inception) to April 30, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2009 and the results of operations and cash flows for the periods then ended. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended April 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2009. The balance sheet at July 31, 2008 has been derived from the audited financial statements at that date.

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

b)	Financial Instruments and Fair Value Measures

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

Note 2.           Summary of Significant Accounting Policies (continued)

   b)  Financial Instruments and Fair Value Measures (continued)

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to SFAS No. 157, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

c)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 3.           Mineral Property

In June 2008, the Company acquired a 100% interest in the Terrasol Lode Claim located in Clark County, Nevada at a cost of $5,500. At April 30, 2009, the Company recognized an impairment loss of $5,500 as it had not been determined whether there were proven or probable reserves on the property. During the nine months ended April 30, 2009, the Company paid $295 in maintenance fees.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

Note 4.           License Agreement Costs, Net

License agreement costs, net, at April 30, 2009 consists of:

Class A Convertible Preferred Stock due Licensor	$400,000
Less accumulated amortization	(171)

License agreement costs, net	$399,829

On April 28, 2009, the Company entered into two Assignment Agreements to acquire the right, title and interest to a technology license and distribution agreement (the “Technology Agreement”) and to an exclusive manufacturing agreement (the “Manufacturing Agreement”) in consideration for 2,000,000 shares of Class A Convertible Preferred Stock (see Note 6) and a $10 royalty obligation to Assignor for each unit sold. The stated purchase price in the Assignment Agreement is $1,220,000 payable in the form of 2,000,000 shares of the Company’s Class A Convertible Preferred Stock. However, the Company recorded the acquisition at the $400,000 estimated fair value of the 2,000,000 shares of Class A Convertible Preferred Stock at April 28, 2009.

The Company recorded amortization expense of $171 for the period April 28, 2009 to April 30, 2009 (using the straight line method over the remaining term, including option terms, of the Technology Agreement (approximately 19.25 years)).

Pursuant to the Technology Agreement, the Company has the exclusive rights to manufacture, sell and distribute products embodied in United States Patent No. 7117859 until August 1, 2013. The Company has three options to extend the term by 5 years per option upon the same terms and conditions as the initial term. The Company also has a $40 royalty obligation to Fuel Concepts LLC (the initial licensor ) for each unit sold over 6,000 units per year.

Pursuant to the Manufacturing Agreement, Fuel Concepts LLC has the exclusive world-wide non-assignable right to manufacture products for the Company at a specified price per unit for 5 years.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

Note 5.           Related Party Transactions

On June 4, 2008, the Company issued 6,000,000 (42,000,000 post forward stock split) shares of common stock at $0.001 per share to the president of the Company for cash proceeds of $6,000. On April 23, 2009, 1,000,000 (7,000,000 post forward stock split) shares were returned to the Company and cancelled.

As at April 30, 2009, the Company is indebted to the former president of the Company for $184 (July 31, 2008 - $125), for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

As at April 30, 2009, the Company is indebted to the Assignor and controlling stockholder of the Company for $5,000 (July 31, 2008 - $0), for expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and due on demand.

The Company received services from its former president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($300 per month for the services) is included in the statements of operations as an expense and additional paid-in capital is increased by the same amounts. For the nine months ended April 30, 2009, the Company expensed $2,700 in donated services.

Note 6.           Preferred Stock

The preferred stock may be divided into and issued in series. The Board of Directors of the Company is authorized to divide the authorized shares of preferred stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

On May 4, 2009, the Company designated 20,000,000 shares of its preferred stock as Class A Convertible Preferred Stock (“Class A Stock”). Each share of Class A Stock is convertible into 20 shares of common stock, has 100 votes, has no dividend rights except as may be declared by the Board of Directors, and has a liquidation preference of $1.00 per share.

Note 7.           Common Stock

On June 4, 2008, the Company issued 6,000,000 (42,000,000 post forward stock split) shares of common stock at $0.001 per share to the president of the Company for cash proceeds of $6,000.

On July 18, 2008, the Company issued a total of 4,400,000 (30,800,000 post forward stock split) shares of common stock to 44 investors at $0.01 per share for cash proceeds of $44,000.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

Note 7.           Common Stock (continued)

On November 25, 2008, the Securities and Exchange Commission declared effective the Company’s registration statement to register 4,400,000 (30,800,000 post forward stock split) shares of common stock held by certain stockholders (the “selling stockholders”) of the Company. The Company will not receive any proceeds from any sales of such shares.

On April 23, 2009, the former president of the Company returned 1,000,000 (7,000,000 post forward stock split) shares to the Company and these shares were cancelled.

At April 30, 2009, the Company had no stock option plan and there were no options or warrants outstanding.

Note 8.           Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended	Period June 2, 2008 (Inception) to
	April 30, 2009	April 30, 2009

Expected tax at 35%	$(15,030)	$(21,829)
License agreement costs	60	60
Donated services	945	1,155
Increase in valuation allowance	14,025	20,614
Income tax provision	$–	$–

The significant components of the Company’s deferred income tax assets are as follows:

	April 30,	July 31,
	2009	2008

Net operating loss carry forward	$20,614	$6,588
Valuation allowance	(20,614)	(6,588)
Net deferred tax assets	$–	$–

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

Note 8.           Income Taxes (continued)

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $20,614 at April 30, 2009 attributable to the future utilization of the net operating loss carry-forward of $58,896 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $18,824 in 2029 and $40,072 in 2030.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Note 9.           Subsequent Events

a)
On May 4, 2009, the Company amended the articles of incorporation and changed the name of the Company from Terrasol Holdings Ltd. to Alternative Energy Development Corporation and increased the authorized common stock from 100,000,000 shares to 200,000,000 shares. Also the Company designated 20,000,000 shares of its preferred stock as Class A Convertible Preferred Stock.

b)
On May 5, 2009, the Company effected a forward stock split of its common stock in a ratio of seven (7) new shares for every one (1) existing share of common stock. As a result, the issued and outstanding share capital increased from 9,400,000 shares of common stock to 65,800,000 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

c)
On May 5, 2009, the Company entered into an exclusive employment agreement with the new president and chief executive officer of the Company for a term of two years ending May 4, 2011. The president is to be paid $120,000 per annum, and is to receive 1,000,000 shares of common stock within 90 days (to vest evenly over the 2 years term).

d)	On May 6, 2009, the Company issued 2,000,000 shares of Class A Convertible Preferred Stock to the Assignor as consideration for the Technology License and Distribution Agreement referred to in Note 4.

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

We are no longer in the mineral exploration business.

We are now engaged in the business of designing, developing, manufacturing, marketing, and distributing cost-effective after-market fuel conservation technologies

Currently our exclusive product is the e3 Fuel Saver 7000. The e3 Fuel Saver 7000 is unique in that its operation is unlike any other fuel saving device. The fuel saver was originally engineered in 1995 by an Ohio company called Fuel Concepts and manufacturing began in 2004. In October of 2006, the fuel saver 7000 was patented (US PATENT 7117859). With the combined efforts of Fuel Concepts and AEDC, production began and was completed creating a superior fuel saving device, the e3 Fuel Saver 7000.

Fuel saving devices currently being marketed can only be compared to the e3 Fuel Saver 7000 by their reference to reducing fuel consumption.  Their process to create the end result verses AEDC’s is completely different. AEDC has the only device currently using vapor combustion which decreases the need for gas to be used thus creating the reduction in fuel usage. Unlike systems that use hydrogen or magnetic fields, the e3 Fuel Saver 7000 uses combustion to minimize a vehicles consumption of fuel. E3's 3-Stage Cold Vapor System can convert any gasoline based automobile in to a extremely efficient, fuel saving machine.  Normally, vehicles without the e3 Fuel Saver 7000 system installed rely on the injectors job is to atomize the fuel into the cylinder in order to create combustion. Unfortunately, the result is extremely inefficient. For every amount of fuel that is sprayed into each cylinder... less than 30% is actually used to fire the cylinder...the rest is wasted into the our environment.

The e3 Fuel Saver 7000 canister creates vapor, which is comparable to atomizing the fuel, and the car interprets the message that less fuel is needed while still maintaining the factory’s required air to fuel ratio. The result is less dependence on fuel with significantly fewer emissions.  In extensive road testing conducted in the US and Australia, the e3 Fuel Saver system has been shown to significantly increase fuel mileage and reduce emissions. The e3 Fuel Saver has reported gas mileage increases between 20% - 50%. The average gas mileage boost for vehicles using e3's patented fuel system is over 30% on the highway.

Performance Benefits

e3 Fuel Saver greatly enhances engine power and performance:

•           3 stage vapor based fuel saving system that gives the consumer a significant increase in gas mileage

•           Boosts engine power and performance. Quicker pick up and acceleration in town and on the highway.

•           Works on gasoline fuel injection or carburated engines for cars, trucks, vans, RV's, boats, motorcycles, race cars, and other performance vehicles.

•           Constructed from top quality anodized T-6 aircraft aluminum and polishedbrass fittings for long lasting protection.

•           Works in addition to all other gas savers.

•           No moving parts.

•           Can be uninstalled and moved to any other gasoline powered car, truck, van or motor home.

•           Easily installed in about an hour.

AEDC’s approach is to the market our fuel conservation technology to consumers, business, and government agencies. There is a demand to protect our environment and the e3 Fuel Saver 7000 will provide a sizable contribution to the environment.

Our strategy for Consumer and Business to Business marketing is by advertising through National television, radio and internet commercials, fundraisers, and direct/indirect sales force teams.

Retail price is $300.00 USD. Wholesale is $195.00 USD.

Cost of Good Sold (COGS)

Unit costs is $22.50.
Shipping fees are $2.50.
Technology license and distribution agreement royalty is $40.
Assignment and assumption royalty is $10.

Manufacturing and Operations Plan

Location and space requirements

The corporate office is located in Glendale, Az. This location will be the hub for all operations, sales, and marketing.

Manufacturing

The entire product’s manufacturing and assembled is currently located in Ningbo, China. The facility is capable of producing up to 50,000 units every 30 days. As the demand grows, the company has a secondary plant that will be an exclusive e3 Fuel Saver 7000 manufacturing plant to produce an additional 80,000 units a month.

Subcontractors and Suppliers

Our subcontractors will fall into two scenarios.  First scenario will be to purchase our units for resale on a pricing structure determined by volume and footprint of targeted locations. Their commission is controlled by their own pricing adjustments in their direct sale. Subcontractor is accepting personal payment and liability from their customer.

The other scenario is that the subcontractor will purchase product on an “as needed” basis and payment is made for units directly to AEDC. Subcontractor receives a commission per unit. Subcontractor is accepting payments on behalf of AEDC.

Our dealer,  distributer network consist of: Automotive dealerships and repair facilities as well as Retailers whose inventory tailor to after-market automotive products.

Warranty

The e3 Fuel saver 7000 has no movable parts which keeps potential repairs to a minimum. Proper installment (Install performed by a “Certified Installer) is what determines if a warranty replacement is valid. There is a standard 1 year manufacturer’s warranty.

Labor requirements

Our labor force will consist of direct sales team members, marketing representatives, operational staff, and call center representatives. The Company anticipates a n executive and administrative staff of 10-15 employees over the twelve months.

Employees will be paid based upon position. All sales positions are 1099 contractors and are paid a commission per unit. Manufacturing Reps are also paid as sales people.

Marketing Plan

Target Audiences-

• City and State Municipalities
• Government Agencies
• Fleet
– Taxi Cabs
– Limousine Companies
– Rental Car Companies
• Consumer (marketed to by various segments)
– Dealers
– TV / Radio
– Retailers
– Internet
– Print Ads
– Direct Mail
– Community Outreach

Milestones

The milestones for the next 12 months are as follows:

(1) Complete current orders for 27,000 units in the following foreign territories:

Australia
New Zealand
Guam
Panama
USA
South Africa

(2) Open a minimum of one major distributor for each of the following foreign territories:

Australia
New Zealand
Guam
Panama
USA
South Africa

(3) Increase present Dealer / installation Locations from 30 to 100 in the next 12 months

(4) Launch first US based national television advertising campaign

 ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Technology License and Distribution Agreement Amendment

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of June, 2009.

ALTERNATIVE ENERGY DEVELOPMENT CORPORATION

BY:	JERRY ALVAREZ
Jerry Alvarez, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Technology License and Distribution Agreement Amendment

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.