Form 10-Q/A
period 2009-04-30
Alternative Energy Development Corp
filed 2009-06-29
CIK 1446885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

 PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1*	Technology License and Distribution Agreement Amendment

10.2	Technology License and Distribution Agreement

10.3	Exclusive Manufacturing Agreement

10.4	Assignment Agreement for Technology License and Distribution Agreement

10.5	Assignment Agreement for Exclusive Manufacturing Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th day of June, 2009.

ALTERNATIVE ENERGY DEVELOPMENT CORPORATION

BY:	JERRY ALVAREZ
Jerry Alvarez, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

10.1*	Technology License and Distribution Agreement Amendment

10.2	Technology License and Distribution Agreement

10.3	Exclusive Manufacturing Agreement

10.4	Assignment Agreement for Technology License and Distribution Agreement

10.5	Assignment Agreement for Exclusive Manufacturing Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*Previously Filed