Form 10-K
period 2009-07-31
Alternative Energy Development Corp
filed 2009-11-13
CIK 1446885

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 333-153858

ALTERNATIVE ENERGY DEVELOPMENT CORPORATION

Nevada
(State or other jurisdiction of incorporation or organization)

17505 N. 79th Avenue, Suite 309
Glendale, Arizona
(623) 776-3200

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [   ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer [ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 11, 2009: $11,766,000.

PART I

ITEM 1.                      BUSINESS

General

    This Annual Report (including, but not limited to, the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

    Although forward-looking statements in this Annual Report reflect our good faith judgment, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

    Terrasol Holdings Ltd. (the “Company”) was incorporated in the State of Nevada on June 2, 2008 and changed its name to Alternative Energy Development Corporation on May 4, 2009. From inception to April 28, 2009, the Company’s principal business was the acquisition and exploration of mineral resources. On April 28, 2009, the Company acquired rights to a certain Technology License and Distribution Agreement dated August 1, 2008 (the “Technology Agreement”) and to a certain Exclusive Manufacturing Agreement dated August 1, 2008 (the “Manufacturing Agreement”) and a change in control of the Company occurred. The Company plans to develop the related technology and manufacture products to reduce fuel use.

    On May 5, 2009, the Company effected a 7 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 9,400,000 shares to 65,800,000 shares. All share amounts in the financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

Overview

    As of April 28, 2009, we are no longer in the mineral exploration business.  We are now engaged in the business of designing, developing, manufacturing, marketing, and distributing cost-effective after-market fuel conservation technologies.

    Currently our exclusive product is the e3 Fuel Saver 7000. The e3 Fuel Saver 7000 is unique in that its operation is unlike any other fuel saving device. The fuel saver was originally engineered in 1995 by an Ohio company called Fuel Concepts and manufacturing began in 2004. In October of 2006, the fuel saver 7000 was patented (US PATENT 7117859). With the combined efforts of Fuel Concepts and Alternative Energy Development Corporation (“AEDC”), production began and was completed creating a superior fuel saving device, the e3 Fuel Saver 7000.

    Fuel saving devices currently being marketed can only be compared to the e3 Fuel Saver 7000 by their reference to reducing fuel consumption.  Their process to create the end result verses AEDC’s is completely different. AEDC has the only device currently using vapor combustion which decreases the need for gas to be used thus creating the reduction in fuel usage. Unlike systems that use hydrogen or magnetic fields, the e3 Fuel Saver 7000 uses combustion to minimize a vehicles consumption of fuel. E3's 3-Stage Cold Vapor System can convert any carbureted and fuel injected gasoline based automobile in to an extremely efficient, fuel saving machine.  Normally, vehicles without the e3 Fuel Saver 7000 system installed rely on the injectors in order to create combustion. Unfortunately, the result is extremely inefficient. For every amount of fuel that is sprayed into each cylinder less than 30% is actually used to fire the cylinder and the rest is wasted into our environment.

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

 •           Works on automotive gasoline carbureted or fuel injected engines

 •           Constructed from top quality anodized T-6 aircraft aluminum and polished brass fittings for long lasting protection.

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

    Retail price is $300.00 USD. Wholesale is $200.00 USD.

Cost of Good Sold (COGS)

 Unit costs is $22.50.
 Shipping fees are $2.50.
 Technology license and distribution agreement royalty is $40.
 Assignment and assumption royalty is $10.

Research and Development

    The automotive industry is characterized by continuous technological change, requiring a continuous effort to enhance our existing product and develop new products and technologies. Our research and development expenditures in fiscal 2009 totaled approximately $15,950.  Research and development expenditures were primarily related to enhancements to on our e3 Fuel Saver device, similar next generation devices and the expansion of our intellectual property portfolio.

Manufacturing

    Through the Assignment of Exclusive Manufacturing Agreement with Fuel Concepts LLC, the Company’s product manufacturing and assembled is currently located in Ningbo, China. The facility is capable of producing up to 50,000 units every 30 days. As the demand grows, the company has a secondary plant that will be an exclusive e3 Fuel Saver 7000 manufacturing plant to produce an additional 80,000 units a month.

    The Company is of the opinion that Fuel Concepts LLC is in breach of its Exclusive Manufacturing Agreement as assigned. As a result The Company has decided to move its entire product manufacturing and assembly from Ningbo, China to the US. Currently the Company is in the process of locating an appropriate facility within the United States.

Subcontractors and Suppliers

    Our subcontractors will fall into two scenarios.  First scenario will be to purchase our units for resale on a pricing structure determined by volume and footprint of targeted locations. Their commission is controlled by their own pricing adjustments in their direct sale. The subcontractor is accepting personal payment and liability from their customer.

    The other scenario is that the subcontractor will purchase product on an “as needed” basis and payment is made for units directly to AEDC. Subcontractor receives a commission per unit. The subcontractor is accepting payments on behalf of AEDC.

    Our dealer distributor network consists of: Automotive dealerships, repair facilities and retailers whose inventory tailor to after-market automotive products.

Warranty

    The e3 Fuel saver 7000 has no movable parts which keeps potential repairs to a minimum. Proper installment (Install performed by a “Certified Installer”) is what determines if a warranty replacement is valid. There is a standard 1 year manufacturer’s warranty.

Labor requirements

    Our labor force will consist of direct sales team members, marketing representatives, operational staff, and call center representatives. The Company anticipates an executive and administrative staff of 10-15 employees over the next twelve months.

    Employees will be paid based upon position. All sales positions are independent contractors and are paid a commission per unit. Manufacturing representatives are also paid as sales people.

Marketing Plan

    Target Audiences include:  City and State Municipalities, Government Agencies, Fleet, Taxi Cabs Companies, Limousine Companies, Rental Car Companies, Auto Dealers, TV / Radio, Retailers, Internet, Print Ads, Direct Mail Community Outreach Campaigns.

Competition

    Fuel saving devices currently being marketed can only be compared to the e3 Fuel Saver 7000 by their reference to reducing fuel consumption.  Their process to create the end result verses AEDC’s is completely different. AEDC has the only device currently using vapor combustion which decreases the need for gas to be used thus creating the reduction in fuel usage. Unlike systems that use hydrogen or magnetic fields, the e3 Fuel Saver 7000 uses combustion to minimize a vehicles consumption of fuel. E3's 3-Stage Cold Vapor System can convert any carbureted and fuel injected gasoline based automobile in to a extremely efficient, fuel saving machine.  Normally, vehicles without the e3 Fuel Saver 7000 system installed rely on the injectors job is to atomize the fuel into the cylinder in order to create combustion. Unfortunately, the result is extremely inefficient. For every amount of fuel that is sprayed into each cylinder less than 30% is actually used to fire the cylinder and the rest is wasted into our environment.

Employees

    As of July 31, 2009, we employed 2 full-time employees.

Available Information

    Our Internet address is www.aedccorp.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also make available on our Internet site public financial information for which a report is not required to be filed with or furnished to the SEC. Our SEC reports and other financial information can be accessed through the investor relations section of our Internet site. The information found on our Internet site is not part of this or any other report we file with or furnish to the SEC.

    The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

ITEM 1A.	RISK FACTORS

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.	PROPERTIES

    From May 1, 2009 through October 15, 2009, the Company rented approximately 1,100 square feet of office space in Glendale, AZ on a month to month basis for $2,777 per month Mammoth Arrowhead I.

    On October 16, 2009, the Company entered into a formal lease agreement with Mammoth Arrowhead I, LLC for the same 1,100 square feet of office space in Glendale, Arizona. The lease agreement commences on November 1, 2009 and terminates on December 31st, 2010 and calls for rental payment of $2,777 per month during the term.

ITEM 3.	LEGAL PROCEEDINGS

    On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Bulletin Board under the symbol “ADEC.” The following table sets forth the range of high and low sales prices on the Bulletin Board for our common stock for the fiscal periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 5/1/09 to 7/31/09	$1.32	$1.03
Third Quarter: 2/1/09 to 4/30/09	$0.00	$0.00
Second Quarter: 11/1/08 to 1/31/09	$0.00	$0.00
First Quarter: 8/1/08 to 10/31/08	$0.00	$0.00

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 5/1/08 to 7/31/08	$0.00	$0.00
Third Quarter: 2/1/08 to 4/30/08	$0.00	$0.00
Second Quarter: 11/1/07 to 1/31/08	$0.00	$0.00
First Quarter: 8/1/07 to 10/31/07	$0.00	$0.00

    As of November 11, 2009, there were 78 holders of record of our common stock. On November 11, 2009, the last sale price reported on the Over the Counter Bulletin Board for our common stock was $0.37 per share.

Share-Based Compensation

    None.

ITEM 6.                      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Annual Report.

Our Business

    As of April 28, 2009, we are no longer in the mineral exploration business.  We are now engaged in the business of designing, developing, manufacturing, marketing, and distributing cost-effective after-market fuel conservation technologies.

    Currently our exclusive product is the e3 Fuel Saver 7000. The e3 Fuel Saver 7000 is unique in that its operation is unlike any other fuel saving device. The fuel saver was originally engineered in 1995 by an Ohio company called Fuel Concepts and manufacturing began in 2004. In October of 2006, the fuel saver 7000 was patented (US PATENT 7117859). With the combined efforts of Fuel Concepts and Alternative Energy Development Corporation (“AEDC”), production began and was completed creating a superior fuel saving device, the e3 Fuel Saver 7000.

    Fuel saving devices currently being marketed can only be compared to the e3 Fuel Saver 7000 by their reference to reducing fuel consumption.  Their process to create the end result verses AEDC’s is completely different. AEDC has the only device currently using vapor combustion which decreases the need for gas to be used thus creating the reduction in fuel usage. Unlike systems that use hydrogen or magnetic fields, the e3 Fuel Saver 7000 uses combustion to minimize a vehicles consumption of fuel. E3's 3-Stage Cold Vapor System can convert any carbureted and fuel injected gasoline based automobile in to an extremely efficient, fuel saving machine.  Normally, vehicles without the e3 Fuel Saver 7000 system installed rely on the injectors in order to create combustion. Unfortunately, the result is extremely inefficient. For every amount of fuel that is sprayed into each cylinder less than 30% is actually used to fire the cylinder and the rest is wasted into our environment.

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

    On July 14th, 2009 the company entered into a binding Letter of Intent with Potts Advertising of Fort Lauderdale, Florida to be the Exclusive Marketing Agent for product sales to automobile dealers within North America.  The Agreement calls for Potts to provide up to 835 dealer/ resellers by the end of June 2010.

    On July 8th, 2009 the company entered into a Dealer Agreement with Bennett Wholesale LLC of Colombia South Carolina to serve as Non-Exclusive reseller of the Company’s e3 Fuel Saver Product throughout South Carolina, North Carolina and Georgia. The Agreement has a term of five (5) years and calls for Bennett to purchase from the Company a minimum of 5,000 e3 Fuel Saver units during the first twenty four months of the term, following the shipment and delivery of initial fifty (50) units.

    On July 20th, 2009 the company entered into a Dealer Agreement with Dandy Enterprises LLC of St. Paul Minnesota to serve as Non-Exclusive reseller of the Company’s e3 Fuel Saver Product throughout Minnesota. The Agreement has a term of five (5) years and calls for Dandy to purchase from the Company a minimum of 5,000 e3 Fuel Saver units during the first twenty four months of the term, following the shipment and delivery of initial fifty (50) units.

    On October 1, 2009 the Company entered into a $200,000 contract to buy advertising space and a "micro-site" on Oprah.com. The campaign, which is planned to run through February 28, 2010, required a $50,000 non-refundable down payment which has been paid. The campaign is for the purchase of a minimum of 18,641,750 "impressions" and a co-branded "micro-site" featuring AEDC's core product, the e3 Fuel Saver. Various banner ads featuring the company and its product(s) as well as the micro-site are scheduled to run through out the duration of the campaign.

Results of Operations
Twelve months ended July 31, 2009 compared to the twelve months ended July 31, 2008

Revenues. Total Revenues during the twelve months ended July 31, 2009 were $309 compared to $0 for the time period June 2, 2008 to July 31, 2008.  The $309 represents the sale of a single e3 fuel saver.  The increase is primarily due to management’s decision to change its business operations from mineral exploration to business of designing, manufacturing, marketing and distributing cost-effective after market fuel conservation technologies.

Cost of Equipment and Services. Total Cost of Equipment and Services during the twelve months ended July 31, 2009 were $51 compared to $0 for the time period June 2, 2008 to July 31, 2008.  The $51 represents the cost of equipment and services for a single e3 fuel saver.  The increase is primarily due to management’s decision to change its business operations from mineral exploration to business of designing, manufacturing, marketing and distributing cost-effective after market fuel conservation technologies.

Research and Development Expenses. Total Research and Development during the twelve months ended July 31, 2009 were $15,950 compared to $0 for the time period June 2, 2008 to July 31, 2008.  The increase is primarily due to  management’s decision to change its business operations from mineral exploration to business of designing, manufacturing, marketing and distributing cost-effective after market fuel conservation technologies.  Research and development expenditures were primarily related to enhancements to our e3 Fuel Saver device, similar next generation devices and the expansion of our intellectual property portfolio.

Selling, General and Administrative Expenses. Total Selling, General and Administrative Expenses during the twelve months ended July 31, 2009 were $228,354 compared to $19,424 for the time period June 2, 2008 to July 31, 2008.  For the twelve months ended July 31, 2009, the selling, general and administrative expenses were comprised of $133,584 for compensation related expenses, $14,999 for selling and marketing, $5,402 for amortization of licensing agreement, $2,700 for donated services, $5,500 for impairment of mineral property acquisition costs, $295 for exploration costs and $65,874 for general and administrative expenses.  For the time period June 2, 2008 to July 31, 2008, the selling, general and administrative expenses were comprised of $3,000 for exploration costs, $600 for donated services and $15,824 for general and administrative expenses.  The increase is primarily due to management’s decision to change its business operations from mineral exploration to business of designing, manufacturing, marketing and distributing cost-effective after market fuel conservation technologies.

Milestones

    The milestones for the next 12 months are as follows:

(1)       Complete current orders for 27,000 units in the following foreign territories:

    Australia, New Zealand, Guam, Panama, USA, South Africa

(2)       Open a minimum of one major distributor for each of the following foreign territories:

    Australia, New Zealand, Guam, Panama, USA, South Africa

(3)       Increase present Dealer / installation Locations from 30 to 100 in the next 12 months

(4)       Launch first US based national television advertising campaign

Looking Forward

    With an estimated 250 million registered highway vehicles in the United States as of 2006, an estimated 622 million passenger vehicles in the world as of 2008, and an estimated annual 68 million passenger and commercial vehicles produced globally as of 2006, their exists a sizeable potential market for the Company’s product.  Additionally, the average passenger vehicle in the United States travels in excess of 12,000 miles and consumes almost 550 gallons of gas per year.  Although there are alternative engine types being developed, gasoline engines should continue to be the dominant technology for the foreseeable future. As a result, we expect the number of carbureted and fuel injected gasoline vehicles in the world to continue increase. As we look forward to the next several months, the following items are likely to have an impact on our business:

•	We believe that many political and environmental watchdog groups will continue to promote “green” products and the conservation of natural resources including crude oil.

•	We believe the continuing economic recession will encourage consumers, businesses and governmental agencies to seek methods of cutting expenses.

Critical Accounting Policies and Estimates

    Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Revenue Recognition

    We derive revenue principally from sales of our e3 Fuel Saver device. Revenue is recognized when the units are shipped to our customers.

Valuation of Intangible Assets

    As our business develop new patents and acquires other licensing agreements that will result in the recording of goodwill and other intangible assets, and the recorded values of those assets may become impaired in the future. As of July 31, 2009, our goodwill and intangible assets, net of accumulated amortization, were $394,598. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish their recorded values, except when neither the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions which require significant judgment. For example, the income approach generally requires assumptions related to the appropriate business model to be used to estimate cash flows, total addressable market, pricing and share forecasts, competition, technology obsolescence, future tax rates and discount rates. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models. New information may arise in the future that affects our fair value estimates and could result in adjustments to our estimates in the future, which could have an adverse impact on our results of operations.

    We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to intangible assets are based on operational performance of our businesses, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with our internal planning. If these estimates or their related assumptions change in the future, we may be required to record an impairment charge on all or a portion of our goodwill and intangible assets. Furthermore, we cannot predict the occurrence of future impairment-triggering events nor the impact such events might have on our reported asset values. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations.

From Inception on June 2, 2008

Revenues

    Total Revenues from inception are $309 which represents the sale of a single e3 7000 fuel saver unit.

Cost of Equipment and Services

    Cost of equipment and services revenues from inception are $51 which represents the sale of a single e3 7000 fuel saver unit

Research and Development Expenses

    From inception, research and development expenses were $15,950. Research and development expenditures were primarily related to enhancements to on our e3 Fuel Saver device, similar next generation devices and the expansion of our intellectual property portfolio.

Selling, General and Administrative Expenses

    From inception, selling, general and administrative expenses were $230,281.  Selling, general and administrative expenses were $133,584 for compensation related expenses, $14,999 for selling and marketing, and $81,698 for general and administrative expenses.

Liquidity and Capital Resources

    Our principal sources of liquidity are our existing cash, cash equivalents, and proceeds from loans from Morton Weisbrot, a shareholder.  Cash and cash equivalents were $5,246 at July 31, 2009, a decrease of $27,840 from July 31, 2008.

Contractual Obligations / Off-Balance Sheet Arrangements

    None.

Future Accounting Requirements

    In September 2006, the FASB issued Statement No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value in the financial statements. FAS 157 does not require any new fair value measurements, but applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FASB Staff Position 157-3 (FSP 157-3) which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The accounting provisions of FAS 157 for financial assets and financial liabilities were effective for our fiscal 2009 beginning September 29, 2008. The adoption of FAS 157 for financial assets and financial liabilities has not had a material impact on our consolidated financial statements. We are in the process of assessing the effects, if any, the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will have on our consolidated financial statements.

    In February 2007, the FASB issued Statement No. 159 (FAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies the irrevocable option to measure many financial assets and liabilities at fair value with the changes in fair value recognized in earnings (the fair value option) resulting in an opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect the adoption of this FSP to have a material impact on our financial position, results of operations or cash flows in future periods.

    In December 2007, the FASB revised Statement No. 141 (FAS 141R), “Business Combinations,” which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be effective for our fiscal 2010 beginning August 1, 2009. We do not expect the adoption of this FSP to have a material impact on our financial position, results of operations or cash flows in future periods.

    In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this FSP to have a material impact on our financial position, results of operations or cash flows in future periods.

    In May 2009, the FASB issued statement No. 165 (FAS 165), “Subsequent Events,” establishes updated guidelines for evaluation of subsequent events for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  The disclosure requirements will be applicable to interim or annual financial periods ending after June 15, 2009.  The adoption of this FSP has not had a material impact on our financial position, results of operations or cash flows.

ITEM 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Page
Number
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at July 31, 2009 and July 31, 2008	F-2

Statements of Operations for Fiscal 2009, Period from June 2, 2008 (inception) to July 31, 2008 from June 2, 2008 (inception) to July 31, 2009	F-3

Statements of Cash Flows for Fiscal 2009, Period from June 2, 2008 (inception) to July 31, 2008 from June 2, 2008 (inception) to July 31, 2009	F-4

Statements of Stockholders’ Equity (Deficiency) for June 2, 2008 (inception) to July 31, 2009	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alternative Energy Development Corp. (formerly Terrasol Holdings Ltd.)

I have audited the accompanying balance sheets of Alternative Energy Development Corp. (formerly Terrasol Holdings Ltd.) (the Company), a development stage company, as of July 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended July 31, 2009, the period June 2, 2008 (inception) to July 31, 2008, and the period June 2, 2008 (inception) to July 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternative Energy Development Corp. (formerly Terrasol Holdings Ltd.) , a development stage company, as of July 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended July 31, 2009, the period June 2, 2008 (inception) to July 31, 2008, and the period June 2, 2008 (inception) to July 31, 2009  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MICHAEL T. STUDER CPA P.C.
Michael T. Studer CPA P.C.
Freeport, New York
November 10, 2009

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	July 31,
	2009	2008

ASSETS
Current Assets
Cash	$6,256	$34,096
Prepaid expenses	-	205
Total current assets	6,256	34,301

Mineral property acquisition costs	-	5,500
License agreement costs, net of accumulated amortization of $5,402	394,598	-
Total Assets	$400,854	$39,801

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$33,219	$8,500
Due to related parties	167,805	125
Class A Convertible Preferred Stock due Assignor of license agreement (Note 4)	400,000	-
Common Stock due Licensor of license agreement (Note 4)	10,000	-
Total current liabilities	611,024	8,625

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 200,000,000 shares,
issued and outstanding 65,800,000 shares (July 31, 2008 - 72,800,000 shares) (Note 7)	658	728
Additional paid-in capital	52,642	49,872
Deficit accumulated during the exploration stage	(263,470)	(19,424)
Total stockholders' equity (deficiency)	(210,170)	31,176
Total Liabilities and Stockholders' Equity (Deficiency)	$400,854	$39,801

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	For the Year ended July 31, 2009	Period from June 2, 2008 (Inception) to July 31, 2008	Cumulative from June 2, 2008 (Inception) to July 31, 2009

Product sales	$309	$-	$309

Total Revenue	309	-	309

Costs and expenses
Cost of sales	51	-	51
General and administrative	199,458	15,824	215,282
Selling and marketing	14,999	-	14,999
Research and development	15,950	-	15,950
Donated services	2,700	600	3,300
Impairment of mineral property acquisition costs	5,500	-	5,500
Exploration costs	295	3,000	3,295
Amortization of license agreement costs (Note 4)	5,402	-	5,402

Total Costs and Expenses	244,355	19,424	263,779

Net Loss	$(244,046)	$(19,424)	$(263,470)

Net loss per share

Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	70,915,750	47,362,000

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period June 2, 2008 (Inception) to July 31, 2009
(Expressed in US Dollars)

				Deficit Accumulated During the Development

	Common Stock, $0.00001		Additional Paid-in
	par value
	Shares	Amount	Capital	Stage	Total

Sale of common stock:
-June 4, 2008 at $0.00014	42,000,000	$420	$5,580	$-	$6,000
-July 18, 2008 at $0.00143	30,800,000	308	43,692	-	44,000
Donated services	-	-	600	-	600
Net loss	-	-	-	(19,424)	(19,424)
Balance - July 31, 2008	72,800,000	728	49,872	(19,424)	31,176
Cancellation of common stock on April 23, 2009	(7,000,000)	(70)	70	-	-
Donated services	-	-	2,700	-	2,700
Net Loss	-	-	-	(244,046)	(244,046)
Balance - July 31, 2009	65,800,000	$658	$52,642	$(263,470)	$(210,170)

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Cash Flows
For the Period June 2, 2008 (Inception) to July 31, 2009
(Expressed in US Dollars)

	For the Year ended July 31, 2009	Period from June 2, 2008 (Inception) to July 31, 2008	Cumulative from June 2, 2008 (Inception) to July 31, 2009
Cash Flows from Operating Activities
Net loss	$(244,046)	$(19,424)	$(263,470)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	10,000	-	10,000
Donated services	2,700	600	3,300
Impairment of mineral property acquisition costs	5,500	-	5,500
Amortization of license agreement costs	5,402	-	5,402
Change in operating assets and liabilities:
Prepaid expenses	205	(205)	-
Accounts payable and acrrued liabilities	24,719	8,500	33,219
Net cash used for operating activities	(195,520)	(10,529)	(206,049)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	(5,500)	(5,500)
Net cash used for investing activities	-	(5,500)	(5,500)

Cash Flows from Financing Activities
Increase in due to related parties	167,680	125	167,805
Proceeds from sales of common stock	-	50,000	50,000

Net cash provided by financing activities	167,680	50,125	217,805

(Decrease) increase in cash	(27,840)	34,096	6,256

Cash - beginning of period	34,096	-	-

Cash - end of period	$6,256	$34,096	$6,256

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash investing and financing transactions:
Acquisition of license agreement in exchange for Series A
Convertible Preferred Stock	$400,000	$-	$400,000

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2009

Note 1.Organization and Business Operations

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

On May 5, 2009 (see Note 7), the Company effected a 7 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 9,400,000 shares to 65,800,000 shares. All share amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated revenue of $309 since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2009, the Company had cash of $6,256 and has accumulated losses of $263,407 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is July 31.

b)	Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the periods ended July 31, 2009 and 2008, except for net loss, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

SFAS No. 157, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and due to related party. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

i)	Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the products are delivered to the customer, and collectability is reasonably assured.

j)	Mineral Property Costs

Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

k)	Long-lived Assets

Long-lived assets, including license agreement costs, are evaluated for impairment whenever events or conditions indicate that the carrying value of an asset may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

l)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

m)	Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s future financial statements from adoption of these pronouncements is not expected to be material.

Note 3. Mineral Property

In June 2008, the Company acquired a 100% interest in the Terrasol Lode Claim located in Clark County, Nevada at a cost of $5,500. At April 30, 2009, the Company recognized an impairment loss of $5,500 as it had not been determined whether there were proven or probable reserves on the property. During the year ended July 31, 2009, the Company paid $295 in maintenance fees.

Note 4. License Agreement Costs, Net

License agreement costs, net, at July 31, 2009 consists of:

Class A Convertible Preferred Stock	$400,000	–
Less accumulated amortization	(5,402)	–

License agreement costs, net	$394,598	–

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

The Company recorded amortization expense of $5,402 for the period April 28, 2009 to July 31, 2009 (using the straight line method over the approximately 19.25 years remaining term, including option terms, of the Technology Agreement).

Pursuant to the Technology Agreement, the Company has the exclusive rights to manufacture, sell and distribute products embodied in United States Patent No. 7117859 until August 1, 2013. The Company has three options to extend the term by 5 years per option upon the same terms and conditions as the initial term. In the original terms of the Technology Agreement, the Company had a $40 royalty obligation to Fuel Concepts LLC (the initial licensor) for each unit sold over 6,000 units per year.  On June 18, 2009, an amendment to the Technology Agreement was signed which provides for the $40 royalty obligation on all units sold (not on only those over 6,000 units per year) commencing in the second year of the agreement. Also, the amendment provides for the delivery of 1,000,000 shares of Company common stock to Fuel Concepts LLC.  The Company has included the $10,000 estimated fair value the shares at June 18th, 2009 in general and administrative expenses.
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

As of July 31, 2008, the Company was indebted to the former president of the Company for $125, for expenses paid on behalf of the Company. This amount was non-interest bearing, unsecured and due on demand.

On July 31, 2009, the Company granted a promissory note to the controlling stockholder of the Company in the amount of $167,805. The promissory note carries a simple interest rate of 10% and is due in full, principal and interest, on July 30, 2010.  The promissory note was issued in consideration of the stockholder’s payments of advances to the Company ($62,300), costs incurred prior to the Company’s acquisition of the Technology Agreement and Manufacturing Agreement ($100,455), and costs incurred subsequent to the Company’s acquisition of the Technology Agreement and Manufacturing Agreement ($5,050).

Through April 2009, the Company received services from its former president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($300 per month for the services) is included in the statements of operations as an expense and additional paid-in capital is increased by the same amounts. For the year ended July 31, 2009, the Company expensed $2,700 in donated services.

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

Note 7. Common Stock

On June 4, 2008, the Company issujed 6,000,000 (42,000,000 post forward stock split) shares of common stock at $0.001 per share to the president of the Company for cash proceeds of $6,000.

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

At July 31, 2009, the Company had no stock option plan and there were no options or warrants outstanding.

Note 8. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Year Ended	Period June 2, 2008 (Inception) to
	July 31, 2009	July 31, 2008

Expected tax at 35%	$(85,416)	$(6,798)
License agreement costs	1,891	–
Donated services	945	210
Increase in valuation allowance	82,580	6,588
Income tax provision	$–	$–

The significant components of the Company’s deferred income tax assets are as follows:

	July 31,	July 31,
	2009	2008

Net operating loss carry forward	$89,169	$6,588
Valuation allowance	(89,169)	(6,588)
Net deferred tax assets	$–	$–

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $89,169 at July 31, 2009 attributable to the future utilization of the net operating loss carry-forward of $254,768 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $18,824 in 2028 and $235,944 in 2029.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

 Note 9. Commitments and Contingencies

On May 5, 2009, the Company entered into an exclusive employment agreement with its president and chief executive officer for a term of two years ending May 4, 2011. The agreement provides for annual compensation of $120,000 and the grant of 1,000,000 shares of Company common stock (500,000 shares to vest in May 2010 and 500,000 shares to vest in May 2011).

Note 10. Subsequent Events

a)
On September 4, 2009, the Company issued Fuel Concepts, LLC 1,000,000 shares of common stock pursuant to an amendment dated June 18, 2009 to the Technology License and Distribution Agreement dated August 1, 2008 and to a certain Exclusive Manufacturing Agreement dated August 1, 2008 (see Note 4).

b)
On October 1, 2009, the Company entered into a $200,000 contract to buy advertising space and a “micro-site” on Oprah.com.  The campaign, which is planned to run through February 28, 2010, required a $50,000 non-refundable down payment which has been paid.  The campaign is for the purchase of a minimum of 18,641,750 “impressions” and co-branded “micro-site” featuring AEDC’s core product, the e3 Fuel Saver.  Various banner ads featuring the company and its product(s) as well as the micro-site are scheduled to run throughout the duration of the campaign.

c)
On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.

d)
On November 10, 2009, the Company entered into an exclusive employment agreement with its chief financial officer and director for a term of two years ending November 9, 2011. The agreement provides for a $10,000 signing bonus, annual compensation of $120,000 and the grant of 1,000,000 shares of Company common stock (all to vest in November 2010).

e)
 The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to July 31, 2009, included in this report have been audited by Michael T. Studer CPA P.C., as set forth in this annual report.

ITEM 9A.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

    Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

    The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

    Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

    Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of July 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

    We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.	OTHER INFORMATION

    None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

    Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

    The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Jerry Alvarez 17557 W. Evans Drive Surprise, AZ 85388	36	president, principal executive officer, secretary, treasurer and sole member of the board of directors.

Sam Messina 10748 E. Medina Avenue, Mesa, AZ. 85209	30	principal financial officer and principal accounting officer.

Background of officers and directors

Jerry Alvarez, 36, President, Chief Executive Officer, and Director since April 24, 2009.

    Mr. Alvarez brings an extensive background from within the automotive industry ranging from accessory management to development of high performance vehicles as well as expertise in sales and marketing, new product design and development, operations management and customer service excellence.  Mr. Alvarez was solely responsible for developing Lund  sponsored 2003 Cadillac CTS that broke the world speed record at Bonneville Salt Flats.  In 2002 and 2005, he was recruited by legendary automotive figure Chip Foose, to develop specialty aftermarket products for the 2002 Cadillac CTS.  In 2005, Mr. Alvarez custom designed 2 award winning vehicles for the world renowned SEMA car show held annually in Las Vegas and was featured on the Learning Channel’s hit series “Rides” for his work with Chip Foose.  From 2007 to 2008, Mr. Alvarez served as Regional Manager for Advanced Metal Forming Technologies (A.M.T.) in Ventura, California where he increased sales in excess of 40% for all the companies territories west of the Mississippi.

Sam Messina, III, 30, Chief Financial Officer since November 10, 2009.

    Mr. Messina previously worked at Qualcomm, Inc. (QCOM:NASD) at various roles within their accounting and finance team from October 2006 to November 2009. Prior to that Mr. Messina served as the Chief Financial Officer of Pop3 Media Corp (POPT:OTCBB)  from October 2004 to July 2006.  Mr. Messina holds a B.A. degree in Finance from the Loyola University Chicago and is a Certified Public Accountant in the State of California.

    During the past five years, neither Mr. Alvarez nor Mr. Messina have been the subject of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Alvarez or Mr. Messina were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

    3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Alvarez or Mr. Messina's involvement in any type of business, securities or banking activities.

    4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Involvement in Certain Legal Proceedings

    Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

    The Board of Directors does not have an audit committee, due to the small size of the Board.

Audit Committee Financial Expert

    The Board does not have an audit committee financial expert, due to the small size of the Board.

Code of Ethics

    The Company has adopted a code of ethics that applies to all Alternative Energy Development Corporation employees as well as each member of the Board. The code of ethics is available on our website at www.aedccorp.com under the “Investors” section under “Corporate Governance” To date, there have not been any waivers by the Company of the code of ethics. Any amendments to, or waivers under, the code of ethics which are required to be disclosed by the rules of the SEC will be disclosed on our website at www.aedccorp.com under the “Investors” section under “Corporate Governance”.

Disclosure Committee and Charter

    The Board of Directors does not have a disclosure committee due to the small size of the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

    We are not required to file reports pursuant to Setion 16(a) of the Securities Exchange Act of 1934 as of the date of this report.

ITEM 11.                   EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for the last three fiscal years ending July 31, 2009 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jerry Alvarez	2009	30,462	0	0	0	0	0	0	30,462
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Sam Messina	2009	0	0	0	0	0	0	0	0
Chief Financial Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Juliet Morgan	2009	0	0	0	0	0	0	0	0
(resigned)	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

    The Company's relationship with its former officer, Juliet Morgan, was on an at-will basis.  She donated her services to the company from July 1, 2008 to April 30, 2009.  The estimated value of these services was $300 per month.

    On May 5, 2009, the Company entered into an exclusive employment agreement with Jerry Alvarez as president and chief executive officer. The agreement is for a term of two years beginning May 5, 2009 and ending May 4, 2011. Mr. Alvarez will be paid $120,000 per annum; receive 1,000,000 shares of common stock which shall be vest as follows: (a) 50% of the total during the first fiscal year throughout the Term; and (b) 50% of the total during the second fiscal year throughout the Term. If Mr. Alvarez terminates his employment within 12 months of the date of the employment agreement, all shares granted to him shall be forfeited and returned to the Company. Further, Mr. Alvarez will be entitled to earn a minimum cash bonus of $120,000 per year. In addition, Mr. Alvarez will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Mr. Alvarez will be entitled to participate therein.

    On November 10, 2009, the Company entered into an exclusive employment agreement with Sam Messina III as chief financial officer. The agreement is for a term of two years beginning November 10, 2009 and ending November 9, 2011. Mr. Messina will be paid $120,000 per annum; receive 1,000,000 shares of common stock which shall be vest as follows: One Million Share (1,000,000) and shall be vested 100% at the end of the first year of the Term. If the Executive voluntarily terminates his employment with the company within 12 months of the date of this agreement, all shares granted under this section shall be returned to the Company. In addition, Mr. Messina will be entitled to two weeks paid vacation a year and will be reimbursed for business related expenses he incurs. In the event we establish a medical and dental plan, Mr. Messina will be entitled to participate therein.  Mr. Messina shall also receive a signing bonus of $10,000 which is payable to Mr. Messina within the first quarter of the Employment Term.

    The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

    The named executive officers and former executive officers of the Company do not hold any options to purchase shares of the Company's common stock.

Compensation of Directors

    Our directors are reimbursed for out-of-pocket expenses incurred on our behalf, but receive no additional compensation for service as directors. Set forth below reflects compensation to our directors for the fiscal year ended July 31, 2009.

DIRECTOR’S COMPENSATION TABLE

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jerry Alvarez	0	0	0	0	0	0	0

Juliet Morgan (resigned)	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

    We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

    Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

    Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Compliance

    We are currently not subject to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of the date of this report, the total number of shares of common stock owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares of common stock. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

	Direct Amount of		Percent
Name of Beneficial Owner	Ownership	Position	of Class
Jerry Alvarez	0	President, Principal Executive Officer,	0.0%
		Secretary, Treasurer and sole Director

Sam Messina	0	principal financial officer and principal	0.0%
		accounting officer.

All Officers and Directors as a
Group (2 Persons)	0		0.0%

Juliet Morgan	35,000,000		52.4%

    The following table sets forth, as of the date of this report, the total number of shares of Class A Preferred stock owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares of Class A Preferred stock. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

	Direct Amount of		Percent
Name of Beneficial Owner	Ownership	Position	of Class
Jerry Alvarez	0	President, Principal Executive Officer,	0.0%
		Secretary, Treasurer and sole Director

Sam Messina	0	principal financial officer and principal	0.0%
		accounting officer.

All Officers and Directors as a
Group (2 Persons)	0		0.0%

Morton Weisbrot	2,000,000		100.0%

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On June 4, 2008, the Company issued 6,000,000 (42,000,000 post forward stock split) shares of common stock at $0.001 per share to the president of the Company for cash proceeds of $6,000. On April 23, 2009, 1,000,000 (7,000,000 post forward stock split) shares were returned to the Company and cancelled.

    As of July 31, 2008, the Company was indebted to the former president of the Company for $125, for expenses paid on behalf of the Company. This amount was non-interest bearing, unsecured and due on demand.

    As of July 31, 2009, the Company is indebted to Morton Weisbrot, the Assignor and a stockholder of the Company for $167,805, for expenses paid. On July 31, 2009, the Company granted a promissory note to Morton Weisbrot, a stockholder of the Company in the amount of $167,805. The promissory note carries a simple interest rate of 10% and is due in full, principal and interest, on July 30, 2010.  The promissory note was issued in consideration of the stockholder’s payments of advances to the Company ($62,300), costs incurred prior to the Company’s acquisition of the Technology Agreement and Manufacturing Agreement ($100,455), and costs incurred subsequent to the Company’s acquisition of the Technology Agreement and Manufacturing Agreement ($5,050).

    The Company received services from its former president at no cost to the Company. For accounting purposes, the estimated fair value of these donated services ($300 per month for the services) is included in the statements of operations as an expense and additional paid-in capital is increased by the same amounts. For the twelve months ended July 31, 2009, the Company expensed $2,700 in donated services.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

    The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$20,400	Michael T. Studer CPA P.C.
2008	$6,800	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

    The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-0-	Michael T. Studer CPA P.C.
2008	$-0-	Michael T. Studer CPA P.C.

(3) Tax Fees

    The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-0-	Michael T. Studer CPA P.C.
2008	$-0-	Michael T. Studer CPA P.C.

(4) All Other Fees

    The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-0-	Michael T. Studer CPA P.C.
2008	$-0-	Michael T. Studer CPA P.C.

    (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

    (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	10-06-08	3.1

3.2	Bylaws.	S-1	10-06-08	3.2

4.1	Specimen Stock Certificate.	S-1	10-06-08	4.1

10.1	Bennett Wholesale Distributors, LLC Dealer Agreement				X

10.2	Dandy Enterprises, LLC Dealer Agreement				X

10.3	Employment Agreement for Sam Messina III				X

10.4	Insertion Order with Harpo, Inc.				X

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

SIGNATURES

    Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2009.

ALTERNATIVE ENERGY DEVELOPMENT CORPORATION

BY:	JERRY ALVAREZ
Jerry Alvarez, President, Principal Executive Officer, Secretary, Treasurer and sole member of the Board of Directors.

BY:	SAM MESSINA
Sam Messina, Principal Financial Officer and Principal Accounting Officer.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

JERRY ALVAREZ	President, Principal Executive Officer,	November 11, 2009
Jerry Alvarez	Secretary, Treasurer, and sole member
of the Board of Directors.

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	10-06-08	3.1

3.2	Bylaws.	S-1	10-06-08	3.2

4.1	Specimen Stock Certificate.	S-1	10-06-08	4.1

10.1	Bennett Wholesale Distributors, LLC Dealer Agreement				X

10.2	Dandy Enterprises, LLC Dealer Agreement				X

10.3	Employment Agreement for Sam Messina III				X

10.4	Insertion Order with Harpo, Inc.				X

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X