Form 10-Q
period 2009-10-31
Alternative Energy Development Corp
filed 2009-12-21
CIK 1446885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53836

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,800,000 as of December 21, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
October 31, 2009

                                                                                                                                                      Index

FINANCIAL STATEMENTS

Balance Sheets ............................................................................................................................F–1

Statements of Operations ..........................................................................................................F–2

Statements of Stockholders’ Equity (Deficiency) ..................................................................F–3

Statements of Cash Flows .........................................................................................................F–4

NOTES TO THE FINANCIAL STATEMENTS ......................................................................F–5

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	July 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$35,025	$6,256
Prepaid expenses	32,846	-
Total current assets	67,871	6,256

License agreement costs, net of accumulated amortization of $10,634 (July 31, 2009 - $5,402)	389,366	394,598
Total Assets	$457,237	$400,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$110,393	$33,219
Unearned revenue	1,997	-
Due to related party	362,963	167,805
Class A Convertible Preferred Stock due Assignor of license agreement (Note 3)	400,000	400,000
Common Stock due Licensor of license agreement (Note 3)	-	10,000
Total current liabilities	875,353	611,024

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 200,000,000 shares,
issued and outstanding 66,800,000 shares (July 31, 2009 - 65,800,000 shares) (Note 6)	668	658
Additional paid-in capital	62,632	52,642
Deficit accumulated during the development stage	(481,416)	(263,470)
Total stockholders' equity (deficiency)	(418,116)	(210,170)
Total Liabilities and Stockholders' Equity (Deficiency)	$457,237	$400,854

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three months ended October 31, 2009	Three months ended October 31, 2008	Cumulative from June 2, 2008 (inception) to October 31, 2009

Revenue	$-	$-	$309

Total Revenue	-	-	309

Costs and expenses
Cost of sales	-	-	51
General and administrative	156,060	10,165	371,342
Selling and marketing	25,926	-	40,925
Research and development	26,499	-	42,449
Interest expense	4,229	-	4,229
Donated services	-	900	3,300
Impairment of mineral property acquisition costs	-	5,500	5,500
Exploration costs	-	295	3,295
Amortization of license agreement costs (Note 3)	5,232	-	10,634

Total Costs and Expenses	217,946	16,860	481,725

Net Loss	$(217,946)	$(16,860)	$(481,416)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net loss per share
Basic and Diluted	66,420,000	72,800,000

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period June 2, 2008 (Inception) to October 31, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Sale of Common stock:
- June 4, 2008 at $0.00014	42,000,000	$420	$5,580	$-	$6,000
- July 18, 2008 at $0.00143	30,800,000	308	43,692	-	44,000
Donated services	-	-	600	-	600
Net Loss	-	-	-	(19,424)	(19,424)
Balance - July 31, 2008	72,800,000	728	49,872	(19,424)	31,176

Cancellation of Common stock on April 23, 2009	(7,000,000)	(70)	70	-	-
Donated services	-	-	2,700	-	2,700
Net Loss	-	-	-	(244,046)	(244,046)
Balance – July 31, 2009	65,800,000	658	52,642	(263,470)	(210,170)
Unaudited:
Issuance of common stock to Licensor of license agreement	1,000,000	10	9,900	-	10,000
Net Loss	-	-	-	(217,946)	(217,946)
Balance – October 31, 2009	66,800,000	$668	$62,632	$(481,416)	$(418,116)

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three months ended October 31, 2009	Three months ended October 31, 2008	Period from June 2, 2008 (Inception) to October 31, 2009
Cash Flows from Operating Activities
Net loss	$(217,946)	$(16,860)	$(481,416)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	-
Donated services	-	900	3,300
Impairment of mineral property acquisition costs	-	5,500	5,500
Amortization of license agreement costs	5,232		10,634
Change in operating assets and liabilities:
Prepaid expenses	(32,846)	(581)	(32,846)
Unearned revenue	1,997	-	1,997
Accounts payable and accrued liabilities	77,174	(8,426)	110,393
Net cash used for operating activities	(166,389)	(19,467)	(372,438)

Cash Flows from Investing Activities
Mineral property acquisition costs	-	-	(5,500)
Net cash used for investing activities	-	-	(5,500)

Cash Flows from Financing Activities
Increase in due to related parties	195,158	-	362,963
Proceeds from sales of common stock	-	-	50,000
Net cash provided by financing activities	195,158	-	412,963

(Decrease) increase in cash	28,769	(19,467)	35,025

Cash - beginning of period	6,256	34,096	-

Cash - end of period	$35,025	$14,629	$35,025
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of license agreement in exchange for Class A Convertible Preferred Stock	$-	$-	$400,000

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 1.            Organization and Business Operations

Terrasol Holdings Ltd. (the “Company”) was incorporated in the State of Nevada on June 2, 2008 and changed its name to Alternative Energy Development Corporation on May 4, 2009. From inception to April 28, 2009, the Company’s principal business was the acquisition and exploration of mineral resources. On April 28, 2009 (see Note 3), the Company acquired rights to a certain Technology License and Distribution Agreement dated August 1, 2008 (the “Technology Agreement”) and to a certain Exclusive Manufacturing Agreement dated August 1, 2008 (the “Manufacturing Agreement”) and a change in control of the Company occurred. The Company plans to develop the related technology and manufacture products to reduce fuel use.

On May 5, 2009, the Company effected a 7 for 1 forward stock split, increasing the issued and outstanding shares of common stock from 9,400,000 shares to 65,800,000 shares. All share amounts in these financial statements have been retroactively adjusted for all periods presented to reflect this stock split.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2009, the Company had cash of $35,025 and has accumulated losses of $481,416 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 2.            Summary of Significant Accounting Policies

a)	Interim Financial Information

The unaudited financial statements as of October 31, 2009 and for the three months ended October 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2009 and the results of operations and cash flows for the periods ended October 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended October 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the twelve months ended July 31, 2009 as included in our Form 10-K filed with the Securities and Exchange Commission on November 13, 2009.

b)	Financial Instruments and Fair Value Measures

Accounting Standards Codification (“ASC”) section 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
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

Financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

c)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 3.            License Agreement Costs, Net

License agreement costs, net, consists of:

	October 31, 2009	July 31, 2009
Class A Convertible Preferred Stock due Licensor	$400,000	400,000
Less accumulated amortization	(10,634)	(5,402)

License agreement costs, net	$389,366	394,598

On April 28, 2009, the Company entered into two Assignment Agreements to acquire the right, title and interest to a technology license and distribution agreement (the “Technology Agreement”) and to an exclusive manufacturing agreement (the “Manufacturing Agreement”) in consideration for 2,000,000 shares of Class A Convertible Preferred Stock (see Note 5) and a $10 royalty obligation to Assignor for each unit sold. The stated purchase price in the Assignment Agreement is $1,220,000 payable in the form of 2,000,000 shares of the Company’s Class A Convertible Preferred Stock. However, the Company recorded the acquisition at the $400,000 estimated fair value of the 2,000,000 shares of Class A Convertible Preferred Stock at April 28, 2009.

The Company recorded amortization expense of $5,232 for the three months ended October 31, 2009 compared to $0 in the three months ended October 31, 2008 (using the straight line method over the remaining term, including option terms, of the Technology Agreement (approximately 19.25 years)).

Pursuant to the Technology Agreement, the Company has the exclusive rights to manufacture, sell and distribute products embodied in United States Patent No. 7117859 until August 1, 2013. The Company has three options to extend the term by 5 years per option upon the same terms and conditions as the initial term. In the original terms of the Technology Agreement, the Company had a $40 royalty obligation to Fuel Concepts LLC (the initial licensor) for each unit sold over 6,000 units per year.  On June 18, 2009, an amendment to the Technology Agreement was signed which provides for the $40 royalty obligation on all units sold (not on only those over 6,000 units per year) commencing in the second year of the agreement. Also, the amendment provides for the delivery of 1,000,000 shares of Company common stock to Fuel Concepts LLC.  The Company has included the $10,000 estimated fair value of the shares at June 18, 2009 in general and administrative expenses.

Pursuant to the Manufacturing Agreement, Fuel Concepts LLC has the exclusive world-wide non-assignable right to manufacture products for the Company at a specified price per unit for 5 years.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 4.            Related Party Transactions

On June 4, 2008, the Company issued 6,000,000 (42,000,000 post forward stock split) shares of common stock at $0.001 per share to the then president of the Company for cash proceeds of $6,000. On April 23, 2009, 1,000,000 (7,000,000 post forward stock split) shares were returned to the Company and cancelled.

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

As at October 31, 2009, the Company is indebted to the Assignor and controlling stockholder of the Company for a total of $362,963 (July 31, 2009 - $167,805).  $167,805 is secured by the above promissory note executed on July 31, 2009 and the remainder, $195,158, is non-interest bearing, unsecured and due on demand.

Note 5.            Preferred Stock

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

On December 2, 2009, the Company caused the transfer agent to deliver 2,000,000 shares of its Class A Stock to its controlling stockholder pursuant to the Assignment of the Technology License and Distribution Agreement dated April 28, 2009 (see Note 3).

Note 6.            Common Stock

On June 4, 2008, the Company issued 6,000,000 (42,000,000 post forward stock split) shares of common stock at $0.001 per share to the then president of the Company for cash proceeds of $6,000.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 6.            Common Stock (continued)

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

On September 4, 2009, the Company issued Fuel Concepts, LLC 1,000,000 shares of common stock pursuant to an amendment dated June 18, 2009 to the Technology License and Distribution Agreement dated August 1, 2008 and to a certain Exclusive Manufacturing Agreement dated August 1, 2008 (see Note 3).

At October 31, 2009, the Company had no stock option plan and there were no options or warrants outstanding.

Note 7.            Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Three Months Ended	Three Months Ended
	October 31, 2009	October 31, 2008

Expected tax at 35%	$(76,281)	$(5,901)
License agreement costs	1,831	-
Donated services	-	315
Increase in valuation allowance	74,450	5,586
Income tax provision	$–	$–

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 7.            Income Taxes (continued)

The significant components of the Company’s deferred income tax assets are as follows:

	October 31,	July 31,
	2009	2009

Net operating loss carry forward	$163,619	$89,169
Valuation allowance	(163,619)	(89,169)
Net deferred tax assets	$–	$–

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $163,619 at October 31, 2009 attributable to the future utilization of the net operating loss carry-forward of $467,482 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $18,824 in 2028, $235,944 in 2029 and $212,714 in 2030.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 8.            Commitments and Contingencies

Employment Agreement

On May 5, 2009, the Company entered into an exclusive employment agreement with its president and chief executive officer for a term of two years ending May 4, 2011.  The agreement provides for annual compensation of $120,000 and the grant of 1,000,000 shares of Company common stock (500,000 shares to vest in May 2010 and 500,000 shares to vest in May 2011).

Advertising Agreement

On October 1, 2009, the Company entered into a $200,000 contract to buy advertising space and a “micro-site” on Oprah.com.  The campaign, which is planned to run through February 28, 2010, required a $50,000 non-refundable down payment which has been paid.  The campaign is for the purchase of a minimum of 18,641,750 “impressions” and a co-branded “micro-site” featuring AEDC’s core product, the e3 Fuel Saver.  Various banner ads featuring the company and its product(s) as well as the micro-site are scheduled to run throughout the duration of the campaign.  At October 31, 2009, the Company has incurred $25,476 of marketing expenses under the contract.

Litigation

On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against Defendant Rashad Patrick.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

Note 9.            Subsequent Events

a)
On November 10, 2009, the Company entered into an exclusive employment agreement with its chief financial officer and director for a term of two years ending November 9, 2011. The agreement provides for a $10,000 signing bonus, annual compensation of $120,000 and the grant of 1,000,000 shares of Company common stock (all to vest in November 2010).

b)
On December 1, 2009, the Company and its CEO filed for a certain patent application, 12/628,378 titled Fuel Vaporizing Device for Motor Vehicles and Method Therefore relating to its second generation fuel saving device, the e3 Fuel Saver Pro.  Additionally, the Company received an assignment and agreement from its CEO for the rights, title and interest for the same patent for good and valuable consideration.

c)
On December 2, 2009, the Company caused the transfer agent to deliver 2,000,000 shares of its Class A Convertible Preferred Stock to its controlling stockholder pursuant to the Assignment of the Technology License and Distribution Agreement dated April 28, 2009 (see Note 3).

d)
 The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

On July 8, 2009 the company entered into a Dealer Agreement with Bennett Wholesale LLC of Colombia South Carolina to serve as Non-Exclusive reseller of the Company’s e3 Fuel Saver Product throughout South Carolina, North Carolina and Georgia. The Agreement has a term of five (5) years and calls for Bennett to purchase from the Company a minimum of 5,000 e3 Fuel Saver units during the first twenty four months of the term, following the shipment and delivery of initial fifty (50) units.  As of October 31, 2009, Bennett Wholesale LLC has failed to perform it obligations under the Non-Exclusive Dealer Agreement it signed with the Company on July 8, 2009. The Company believes this breech is a direct result of the intentional interference perpetrated by Fuel Concepts, LLC, Smith Young and Associates, Roy Martin, Rashad Patrick and Attorney Warren Markowitz. As a result of this interference, On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against Defendant Rashad Patrick.

On July 14, 2009 the company entered into a binding Letter of Intent with Potts Advertising of Fort Lauderdale, Florida to be the Exclusive Marketing Agent for product sales to automobile dealers within North America.  The Agreement calls for Potts to provide up to 835 dealer/ resellers by the end of June 2010.  As of October 31, 2009, Potts Advertising has failed to perform it obligations under the binding letter of intent it signed with the Company on July 14, 2009. The Company believes this breech is a direct result of the intentional interference perpetrated by Fuel Concepts, LLC, Smith Young and Associates, Roy Martin, Rashad Patrick and Attorney Warren Markowitz. As a result of this interference, On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against Defendant Rashad Patrick.

On July 20, 2009 the company entered into a Dealer Agreement with Dandy Enterprises LLC of St. Paul Minnesota to serve as Non-Exclusive reseller of the Company’s e3 Fuel Saver Product throughout Minnesota. The Agreement has a term of five (5) years and calls for Dandy to purchase from the Company a minimum of 5,000 e3 Fuel Saver units during the first twenty four months of the term, following the shipment and delivery of initial fifty (50) units.  As of October 31, 2009, Dandy Enterprises LLC has failed to perform it obligations under the Non-Exclusive Dealer Agreement it signed with the Company on July 20, 2009. The Company believes this breech is a direct result of the intentional interference perpetrated by Fuel Concepts, LLC, Smith Young and Associates, Roy Martin, Rashad Patrick and Attorney Warren Markowitz. As a result of this interference, On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against Defendant Rashad Patrick.

On October 1, 2009 the Company entered into a $200,000 contract to buy advertising space and a "micro-site" on Oprah.com. The campaign, which is planned to run through February 28, 2010, required a $50,000 non-refundable down payment which has been paid. The campaign is for the purchase of a minimum of 18,641,750 "impressions" and a co-branded "micro-site" featuring AEDC's core product, the e3 Fuel Saver. Various banner ads featuring the company and its product(s) as well as the micro-site are scheduled to run through out the duration of the campaign.  At October 31, 2009, the Company has incurred $25,476 of marketing expenses under the contract.

On December 1, 2009, the Company and its CEO filed for a certain patent application, 12/628,378 titled Fuel Vaporizing Device for Motor Vehicles and Method Therefore relating to its second generation fuel saving device, the e3 Fuel Saver Pro.  Additionally, the Company received an assignment and agreement from its CEO for the rights, title and interest for the same patent for good and valuable consideration.

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

Retail price is $300 USD. Wholesale is $200 USD.

Cost of Good Sold (COGS)

Unit costs is $22.50.
Shipping fees are $2.50.
Technology license and distribution agreement royalty is $40.
Assignment and assumption royalty is $10.

Research and Development

The automotive industry is characterized by continuous technological change, requiring a continuous effort to enhance our existing product and develop new products and technologies. Our research and development expenditures in the first three months of fiscal 2010 totaled approximately $26,499.  Research and development expenditures were primarily related to enhancements to our e3 Pro Fuel Saver device, similar next generation devices and the expansion of our intellectual property portfolio.

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

Labor requirements

Our labor force will consist of direct sales team members, marketing representatives, operational staff, and call center representatives. The Company anticipates an executive and administrative staff of 10-15 employees over the twelve months.

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

Results of Operations
Three months ended October 31, 2009 compared to the three months ended October 31, 2008

Revenues. Total Revenues during the three months ended October 31, 2009 were $0 compared to $0 for the three months ended October 31, 2009.  The lack of revenue in the three months ended October 31, 2009 are due to management’s decision to change its business operations from mineral exploration to business of designing, manufacturing, marketing and distributing cost-effective after market fuel conservation technologies and management’s focus on its ongoing litigation with the patent holder of its e3 fuel saver 7000 device and others.

Cost of Equipment and Services. Total Cost of Equipment and Services during the three months ended October 31, 2009 were $0 compared to $0 for the three months ended October 31, 2008.  The lack of cost of equipment and services in the three months ended October 31, 2009 are due to management’s decision to change its business operations from mineral exploration to business of designing, manufacturing, marketing and distributing cost-effective after market fuel conservation technologies and management’s focus on its ongoing litigation with the patent holder of its e3 fuel saver 7000 device and others.

Research and Development Expenses. Total Research and Development during the three months ended October 31, 2009 were $26,499 compared to $0 for the three months ended October 31, 2008.  The increase is primarily due to  management’s decision to change its business operations from mineral exploration to business of designing, manufacturing, marketing and distributing cost-effective after market fuel conservation technologies.  Research and development expenditures were primarily related to enhancements to our e3 Pro Fuel Saver device, similar next generation devices and the expansion of our intellectual property portfolio.

Selling, General and Administrative Expenses. Total Selling, General and Administrative Expenses during the three months ended October 31, 2009 were $191,447 compared to $16,860 for the three months ended October 31, 2008.  For the three months ended October 31, 2009, the selling, general and administrative expenses were comprised of $66,767 for compensation related expenses, $25,926 for selling and marketing, $5,232 for amortization of licensing agreement, $4,229 for interest expense and $89,293 for general and administrative expenses.  For the three months ended October 31, 2008, the selling, general and administrative expenses were comprised of $295 for exploration costs, $900 for donated services and $15,665 for general and administrative expenses.  The increase is primarily due to management’s decision to change its business operations from mineral exploration to business of designing, manufacturing, marketing and distributing cost-effective after market fuel conservation technologies.

 ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effectve. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against Defendant Rashad Patrick.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Assignment and Agreement for patent application, 12/628,378 titled Fuel Vaporizing Device for Motor Vehicles and Method Therefore.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of December, 2009.

ALTERNATIVE ENERGY DEVELOPMENT CORPORATION

BY:	JERRY ALVAREZ
Jerry Alvarez, President, Principal Executive Officer and a member of the Board of Directors.

BY:	SAM MESSINA III
Sam Messina III, Principal Financial Officer.

 EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Assignment and Agreement for patent application, 12/628,378 titled Fuel Vaporizing Device for Motor Vehicles and Method Therefore.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.