Form 10-Q
period 2010-04-30
Alternative Energy Development Corp
filed 2010-06-21
CIK 1446885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,800,000 as of June 18, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
April 30, 2010

                                                                                                                                                         Index

FINANCIAL STATEMENTS

Balance Sheets ...............................................................................................................................F–1

Statements of Operations .............................................................................................................F–2

Statements of Stockholders’ Equity (Deficiency) .....................................................................F–3

Statements of Cash Flows ............................................................................................................F–4

NOTES TO FINANCIAL STATEMENTS ..................................................................................F–5

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
	April 30,	July 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$37,064	$6,256
Prepaid expenses	11,245	-
Total current assets	48,309	6,256

License agreement costs, net of accumulated amortization of $20,927 (July 31, 2009 - $5,402)	379,073	394,598
Patent, net of accumulated amortization of $260 (July 31, 2009 - $0)	12,305	-
Total Assets	$439,687	$400,854

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$152,943	$33,219
Unearned revenue	1,997	-
Due to related party	740,514	167,805
Class A Convertible Preferred Stock due Assignor of license agreement (Note 3)	-	400,000
Common Stock due Licensor of license agreement (Note 3)	-	10,000
Total current liabilities	895,454	611,024

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, issued and outstanding 2,000,000 shares (July 31, 2009 – 0 shares)	20	-
Common Stock, $0.00001 par value;
authorized 200,000,000 shares,
issued and outstanding 66,800,000 shares (July 31, 2009 - 65,800,000 shares) (Note 7)	668	658
Additional paid-in capital	573,593	52,642
Deficit accumulated during the development stage	(1,030,048)	(263,470)
Total stockholders' equity (deficiency)	(455,767)	(210,170)
Total Liabilities and Stockholders' Equity (Deficiency)	$439,687	$400,854

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three months ended April 30, 2010	Three months ended April 30, 2009	Nine months ended April 30, 2010	Nine months ended April 30, 2009	Cumulative from June 2, 2008 (inception) to April 30, 2010

Sales	$-	$-	$-	$-	$309

Total Revenue	-	-	-	-	309

Costs and expenses
Cost of sales	-	-	-	-	51
General and administrative	215,805	8,099	576,596	34,277	791,878
Selling and marketing	609	-	52,703	-	67,702
Research and development	44,620	-	108,942	-	124,892
Interest expense	4,092	-	12,552	-	12,552
Donated services	-	900	-	2,700	3,300
Impairment of mineral property acquisition costs	-	-	-	5,500	5,500
Exploration costs	-	-	-	295	3,295
Amortization of patent (Note 4)	153	-	260	-	260
Amortization of license agreement costs (Note 3)	5,061	171	15,525	171	20,927

Total Costs and Expenses	270,340	9,170	766,578	42,943	1,030,357

Net Loss	$(270,340)	$(9,170)	$(766,578)	$(42,943)	$(1,030,048)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Number of common shares used to compute net loss per share
Basic and diluted	66,800,000	72,249,000	66,672,000	72,621,000

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period June 2, 2008 (Inception) to April 30, 2010
(Expressed in US Dollars)

	Preferred Stock, $0.00001 par value		Common Stock, $0.00001 par value		Additional Paid- in	Deficit Accumulated During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total

Sale of common stock:
- June 4, 2008 at $0.00014 per share	-	$-	42,000,000	$420	$5,580	$-	$6,000
- July 18, 2008 at $0.00143 per share	-	-	30,800,000	308	43,692	-	44,000
Donated services	-	-	-	-	600	-	600
Net Loss	-	-	-	-	-	(19,424)	(19,424)
Balance - July 31, 2008	-	-	72,800,000	728	49,872	(19,424)	31,176

Cancellation of common stock on April 23, 2009	-	-	(7,000,000)	(70)	70	-	-
Donated services	-	-	-	-	2,700	-	2,700
Net Loss	-	-	-	-	-	(244,046)	(244,046)
Balance – July 31, 2009	-	-	65,800,000	658	52,642	(263,470)	(210,170)

Unaudited:
Issuance of common stock to Licensor of license agreement on September 4, 2009	-	-	1,000,000	10	9,990	-	10,000
Issuance of preferred stock to Assignor of license agreement on December 2, 2009	2,000,000	20	-	-	399,980	-	400,000
Compensation cost recognized relating to common stock grants subject to vesting conditions	-	-	-	-	110,981	-	110,981
Net Loss	-	-	-	-	-	(766,578)	(766,578)
Balance – April 30, 2010	2,000,000	$20	$66,800,000	$668	$573,593	$(1,030,048)	$(455,767)

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
Statements of Cas Flows
(Expressed in US Dollars)
(Unaudited)
	Nine months ended April 30, 2010	Nine months ended April 30, 2009	Period from June 2, 2008 (Inception) to April 30, 2010
Cash Flows from Operating Activities
Net loss	$(766,578)	$(42,943)	$(1,030,048)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation	110,981	-	120,981
Donated services	-	2,700	3,300
Impairment of mineral property acquisition costs	-	5,500	5,500
Amortization of license agreement costs and patent	15,785	171	21,187
Change in operating assets and liabilities:
Prepaid expenses	(11,245)	(2,578)	(11,245)
Accounts payable and accrued liabilities	119,724	(1,459)	152,943
Unearned revenue	1,997	-	1,997
Net cash used for operating activities	(529,336)	(38,609)	(735,385)

Cash Flows from Investing Activities
Patent acquisition costs	(12,565)	-	(12,565)
Mineral property acquisition costs	-	-	(5,500)
Net cash used for investing activities	(12,565)	-	(18,065)

Cash Flows from Financing Activities
Increase in due to related parties	572,709	5,059	740,514
Proceeds from sales of common stock	-	-	50,000
Net cash provided by financing activities	572,709	5,059	790,514

(Decrease) increase in cash	30,808	(33,550)	37,064

Cash - beginning of period	6,256	34,096	-

Cash - end of period	$37,064	$546	$37,064
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash Investing and Financing Transactions:
Acquisition of license agreement in exchange for Class A Convertible Preferred Stock	$-	$-	$400,000

See notes to financial statements

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2010, the Company had cash of $37,064 and negative working capital of $847,145.  For the nine months ended April 30, 2010, the Company had no revenues and incurred a net loss of $766,578. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Note 2.               Summary of Significant Accounting Policies

a)	Interim Financial Information

The unaudited financial statements as of April 30, 2010 and for the three and nine months ended April 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2010 and the results of operations and cash flows for the periods ended April 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the audited financial statements at that date.

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

b)	Financial Instruments and Fair Value Measures

Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.”  ASC Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.  For the nine months ended April 30, 2010, the diluted net loss per share computation excludes 40,000,000 common shares attributable to the 2,000,000 shares of Class A Convertible Preferred stock which are each convertible into 20 shares of common stock.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Note 3.               License Agreement Costs, Net

   License agreement costs, net, consists of:

	April 30, 2010	July 31, 2009
Class A Convertible Preferred Stock issued to Assignor	$400,000	$400,000
Less accumulated amortization	(20,927)	(5,402)
License agreement costs, net	$379,073	$394,598

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

The license agreement costs are being amortized using the straight line method over the approximately 19.25 years term, including options terms, of the Technology Agreement.  For the nine months ended April 30, 2010 and 2009, amortization expense was $15,525 and $171, respectively.

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

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Note 4.               Patent

    Patent, net, consists of:

	April 30, 2010	July 31, 2009
Patent acquisition costs	$12,565	$-
Less accumulated amortization	(260)	-
License agreement costs, net	$12,305	$-

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

The patent costs are being amortized using the straight line method over the 20 years estimated economic life of the patent.  For the nine months ended April 30, 2010 and 2009, amortization expense was $260 and $0, respectively.

Note 5.               Related Party Transactions

On June 4, 2008, the Company issued 6,000,000 (42,000,000 post forward stock split) shares of common stock at $0.001 ($0.00014 post forward stock split) per share to the then president of the Company for cash proceeds of $6,000. On April 23, 2009, 1,000,000 (7,000,000 post forward stock split) shares were returned to the Company and cancelled.

On July 31, 2009, the Company issued a promissory note to the controlling stockholder of the Company in the amount of $167,805. The promissory note carries a simple interest rate of 10% and is due in full, principal and interest, on July 30, 2010.  The promissory note was issued in consideration of the stockholder’s payments of advances to the Company ($62,300), costs incurred prior to the Company’s acquisition of the Technology Agreement and Manufacturing Agreement ($100,455), and costs incurred subsequent to the Company’s acquisition of the Technology Agreement and Manufacturing Agreement ($5,050).

As at April 30, 2010, the Company is indebted to the Assignor and controlling stockholder of the Company for a total of $740,514 (July 31, 2009 - $167,805).  $167,805 is secured by the above promissory note executed on July 31, 2009 and the remainder, $572,709, is non-interest bearing, unsecured and due on demand.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
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

Note 7.               Common Stock

On June 4, 2008, the Company issued 6,000,000 (42,000,000 post forward stock split) shares of common stock at $0.001 ($0.00014 post forward stock split) per share to the then president of the Company for cash proceeds of $6,000.

On July 18, 2008, the Company issued a total of 4,400,000 (30,800,000 post forward stock split) shares of common stock to 44 investors at $0.01 ($0.00143 post forward stock split) per share for cash proceeds of $44,000.

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

At April 30, 2010, the Company had no stock option plan and there were no options or warrants outstanding.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Note 8.               Common Stock Grants Subject to Vesting Conditions

           A summary of common stock grants subject to vesting conditions follows:
	Number of common shares Granted and Not Issued	Unrecognized Compensation Costs

Outstanding at July 31, 2009	-	$-

November 10, 2009 grant to Company Chief Financial Officer – vests November 9, 2010	1,000,000	185,000

January 11, 2010 grant to former (from January 11, 2010 to March 2, 2010) Company Chief Executive Officer – 2,000,000 shares to vest January 10, 2011, 1,000,000 shares to vest January 10, 2012, 1,000,000 shares to vest January 10, 2013, and 2,000,000 shares to vest January 10, 2014	6,000,000	900,000

Forfeiture of January 11, 2010 grant to former Company Chief Executive Officer as a result of failure to meet vesting conditions	(6,000,000)	(900,000)

March 4, 2010 grant to Company Chief Executive Officer – 50% vests March 3, 2011 and 50% vests March 3, 2012	2,000,000	300,000

Compensation cost recognized in the nine months ended April 30, 2010	-	(110,981)

Outstanding at April 30, 2010, as adjusted for forfeiture	3,000,000	$142,932

The compensation cost of $185,000 for the November 10, 2009 stock grant of 1,000,000 shares to the Company’s Chief Financial Officer and the $300,000 for the March 4, 2010 stock grant of 2,000,000 shares to the Company’s current Chief Executive Officer were determined based on the closing price of the Company common stock on the date of the grant less a 50% restricted stock discount.  The compensation cost is being amortized evenly over the requisite service periods.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Note 9.                Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009

Expected tax at 35%	$(268,302)	$(15,030)
License agreement costs	5,434	60
Donated services	-	945
Increase in valuation allowance	262,868	14,025
Income tax provision	$–	$–

The significant components of the Company’s deferred income tax assets are as follows:

	April 30,	July 31,
	2010	2009

Net operating loss carry forward	$352,037	$89,169
Valuation allowance	(352,037)	(89,169)
Net deferred tax assets	$–	$–

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $352,037 at April 30, 2010 attributable to the future utilization of the net operating loss carry-forward of $1,005,821 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $18,824 in 2028, $235,944 in 2029 and $751,053 in 2030.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change on ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
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

On January 11, 2010, we entered into an exclusive employment agreement with J. David Massey as president, chief executive officer and Chairman of the Board of Directors.  The agreement was for a term of five years beginning January 11, 2010 and ending January 10, 2015 and provided for annual compensation of $125,000 and the grant of 6,000,000 shares of Company stock (to vest in two to four years).

On March 2, 2010, the Board of Directors removed Mr. Massey from the offices of President, Chief Executive Officer, and Chairman of the Board of Directors, and terminated the employment agreement between Mr. Massey and the Company for cause.

On March 4, 2010, the Company entered into an exclusive employment agreement with Amy Gloyd as President, Chief Executive Officer and a member of the Board of Directors.  The agreement is for a term of three years beginning March 4, 2010 and ending March 3, 2013.  The agreement provides for annual compensation of $120,000 and the grant of 2,000,000 shares of common stock (50% to vest on March 3, 2011 and 50% to vest on March 3, 2012).

Advertising Agreement

On October 1, 2009, the Company entered into a $200,000 contract to buy advertising space and a “micro-site” on Oprah.com.  The campaign, which was planned to run through February 28, 2010 but has been extended, required a $50,000 non-refundable down payment which was paid.  The campaign is for the purchase of a minimum of 18,641,750 “impressions” and a co-branded “micro-site” featuring AEDC’s core product, the e3 Fuel Saver.  Various banner ads featuring the Company and its product(s) as well as the micro-site are scheduled to run throughout the duration of the campaign.  As of April 30, 2010, the Company has incurred $50,000 of marketing expenses under the contract.

Alternative Energy Development Corporation
(formerly Terrasol Holdings Ltd.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Note 10.             Commitments and Contingencies (continued)

Litigation

On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against another defendant.  On April 14, 2010, the Company reached a settlement agreement with this defendant whereby the Company paid $5,000 of alleged unpaid compensation and the defendant agreed to a Permanent Injunction and Order and acknowledged to have no right, title or interest in any of the Company’s intellectual property.  Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin have not answered the complaint and are currently in default.  No trial date has been set by the court.

Note 11.             Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

On July 8, 2009 the company entered into a Dealer Agreement with Bennett Wholesale LLC of Colombia South Carolina to serve as Non-Exclusive reseller of the Company’s e3 Fuel Saver Product throughout South Carolina, North Carolina and Georgia. The Agreement has a term of five (5) years and calls for Bennett to purchase from the Company a minimum of 5,000 e3 Fuel Saver units during the first twenty four months of the term, following the shipment and delivery of initial fifty (50) units.  As of October 31, 2009, Bennett Wholesale LLC has failed to perform its obligations under the Non-Exclusive Dealer Agreement it signed with the Company on July 8, 2009. The Company believes this breach is a direct result of the intentional interference perpetrated by Fuel Concepts, LLC, Smith Young and Associates, Roy Martin, Rashad Patrick and Attorney Warren Markowitz. As a result of this interference, on October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against another defendant.  On April 14, 2010, the Company reached a settlement agreement with this defendant whereby the Company paid $5,000 of alleged unpaid compensation and the defendant agreed to a Permanent Injunction and Order and acknowledged to have no right, title or interest in any of the Company’s intellectual property.  Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin have not answered the complaint and are currently in default.  No trial date has been set by the court.

On July 14, 2009 the company entered into a binding Letter of Intent with Potts Advertising of Fort Lauderdale, Florida to be the Exclusive Marketing Agent for product sales to automobile dealers within North America.  The Agreement calls for Potts to provide up to 835 dealer/ resellers by the end of June 2010.  As of October 31, 2009, Potts Advertising has failed to perform its obligations under the binding letter of intent it signed with the Company on July 14, 2009. The Company believes this breach is a direct result of the intentional interference perpetrated by Fuel Concepts, LLC, Smith Young and Associates, Roy Martin, Rashad Patrick and Attorney Warren Markowitz. As a result of this interference, on October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against another defendant.  On April 14, 2010, the Company reached a settlement agreement with this defendant whereby the Company paid $5,000 of alleged unpaid compensation and the defendant agreed to a Permanent Injunction and Order and acknowledged to have no right, title or interest in any of the Company’s intellectual property.  Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin have not answered the complaint and are currently in default.  No trial date has been set by the court.

On July 20, 2009 the company entered into a Dealer Agreement with Dandy Enterprises LLC of St. Paul Minnesota to serve as Non-Exclusive reseller of the Company’s e3 Fuel Saver Product throughout Minnesota. The Agreement has a term of five (5) years and calls for Dandy to purchase from the Company a minimum of 5,000 e3 Fuel Saver units during the first twenty four months of the term, following the shipment and delivery of initial fifty (50) units.  As of October 31, 2009, Dandy Enterprises LLC has failed to perform its obligations under the Non-Exclusive Dealer Agreement it signed with the Company on July 20, 2009. The Company believes this breach is a direct result of the intentional interference perpetrated by Fuel Concepts, LLC, Smith Young and Associates, Roy Martin, Rashad Patrick and Attorney Warren Markowitz. As a result of this interference, on October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against another defendant.  On April 14, 2010, the Company reached a settlement agreement with this defendant whereby the Company paid $5,000 of alleged unpaid compensation and the defendant agreed to a Permanent Injunction and Order and acknowledged to have no right, title or interest in any of the Company’s intellectual property.  Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin have not answered the complaint and are currently in default.  No trial date has been set by the court.

On October 1, 2009 the Company entered into a $200,000 contract to buy advertising space and a "micro-site" on Oprah.com. The campaign, which was planned to run through February 28, 2010 but has been extended, required a $50,000 non-refundable down payment which was paid. The campaign is for the purchase of a minimum of 18,641,750 "impressions" and a co-branded "micro-site" featuring AEDC's core product, the e3 Fuel Saver. Various banner ads featuring the company and its product(s) as well as the micro-site are scheduled to run through out the duration of the campaign.  As of April 30, 2010, the Company has incurred $50,000 of marketing expenses under the contract.

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

Performance Benefits of e3 Fuel Saver 7000

e3 Fuel Saver greatly enhances engine power and performance:

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

•           Easily installed in about an hour.

AEDC’s approach is to market our fuel conservation technology to consumers, business, and government agencies. There is a demand to protect our environment and the e3 Fuel Saver 7000 and e3 Diesel Purifier will provide a sizable contribution to the environment.

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

Manufacturing

The product’s manufacturing and assembly was originally planned to be performed in Ningbo, China. The facility is capable of producing up to 50,000 units every 30 days.

The Company is of the opinion that Fuel Concepts LLC is in breach of its Exclusive Manufacturing Agreement as assigned. As a result, the Company has decided to move its entire product manufacturing and assembly from Ningbo, China to the United States. Currently the Company is in the process of locating an appropriate facility within the United States.

Distributors

Our distributors will fall into two scenarios.  First scenario will be to purchase our units for resale on a pricing structure determined by volume and footprint of targeted locations. Their commission is controlled by their own pricing adjustments in their direct sale. The distributor will accept personal payment and liability from their customer.

The other scenario is that the distributor will purchase product on an “as needed” basis and payment is made for units directly to AEDC. Subcontractor receives a commission per unit. Subcontractor is accepting payments on behalf of AEDC.

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

Results of Operations
Three months ended April 30, 2010 compared to the three months ended April 30, 2009

Revenues. Total Revenues during the three months ended April 30, 2010 were $0 compared to $0 for the three months ended April 30, 2009.  The lack of revenue in the three months ended April 30, 2010 are due to management’s decision to change its business operations from mineral exploration to business of research and development, manufacturing, marketing and distribution of its cost-effective after market fuel conservation technologies, the transition to a new management team and management’s focus on its ongoing litigation with the patent holder of its e3 fuel saver 7000 device and others.

Cost of Sales. Total Cost of Sales during the three months ended April 30, 2010 were $0 compared to $0 for the three months ended April 30, 2009.  The lack of cost of sales in the three months ended April 30, 2010 are due to management’s decision to change its business operations from mineral exploration to business of research and development, manufacturing, marketing and distribution of its cost-effective after market fuel conservation technologies, the transition to a new management and management’s focus on its ongoing litigation with the patent holder of its e3 fuel saver 7000 device and others.

Research and Development Expenses. Total Research and Development during the three months ended April 30, 2010 were $44,620 compared to $0 for the three months ended April 30, 2009.  The increase is primarily due to management’s decision to change its business operations from mineral exploration to business of research and development, manufacturing, marketing and distribution of its cost-effective after market fuel conservation technologies.  Research and development expenditures were primarily related to enhancements to our e3 Pro Fuel Saver device, similar next generation devices and the expansion of our intellectual property portfolio.

Selling, General and Administrative Expenses. Total Selling, General and Administrative Expenses during the three months ended April 30, 2010 were $225,720 compared to $9,170 for the three months ended April 30, 2009.  For the three months ended April 30, 2010, the selling, general and administrative expenses were comprised of $174,308 for compensation related expenses, $609 for selling and marketing, $5,061 for amortization of licensing agreement, $4,092 for interest expense and $41,650 for other general and administrative expenses.  For the three months ended April 30, 2009, the selling, general and administrative expenses were comprised of $900 for donated services, $171 for amortization of licensing agreement and $8,099 for general and administrative expenses.  The increase is primarily due to management’s decision to change its business operations from mineral exploration to business of research and development, manufacturing, marketing and distribution of its cost-effective after market fuel conservation technologies.

Nine months ended April 30, 2010 compared to the nine months ended April 30, 2009

Revenues. Total Revenues during the nine months ended April 30, 2010 were $0 compared to $0 for the nine months ended April 30, 2009.  The lack of revenue in the nine months ended April 30, 2010 are due to management’s decision to change its business operations from mineral exploration to business of research and development, manufacturing, marketing and distribution of its cost-effective after market fuel conservation technologies, the transition to a new management team and management’s focus on its ongoing litigation with the patent holder of its e3 fuel saver 7000 device and others.

Cost of Sales. Total Cost of Sales during the nine months ended April 30, 2010 were $0 compared to $0 for the nine months ended April 30, 2009.  The lack of cost of sales in the nine months ended April 30, 2010 are due to management’s decision to change its business operations from mineral exploration to business of research and development, manufacturing, marketing and distribution of its cost-effective after market fuel conservation technologies, the transition to a new management team and management’s focus on its ongoing litigation with the patent holder of its e3 fuel saver 7000 device and others.

Research and Development Expenses. Total Research and Development during the nine months ended April 30, 2010 were $108,942 compared to $0 for the nine months ended April 30, 2009.  The increase is primarily due to management’s decision to change its business operations from mineral exploration to business of research and development, manufacturing, marketing and distribution of its cost-effective after market fuel conservation technologies.  Research and development expenditures were primarily related to enhancements to our e3 Pro Fuel Saver device, similar next generation devices and the expansion of our intellectual property portfolio.

Selling, General and Administrative Expenses. Total Selling, General and Administrative Expenses during the nine months ended April 30, 2010 were $657,636 compared to $42,943 for the nine months ended April 30, 2009.  For the nine months ended April 30, 2010, the selling, general and administrative expenses were comprised of $398,131 for compensation related expenses, $52,703 for selling and marketing, $15,525 for amortization of licensing agreement, $12,552 for interest expense and $178,725 for other general and administrative expenses.  For the nine months ended April 30, 2009, the selling, general and administrative expenses were comprised of $2,700 for donated services, $5,500 for impairment of mineral property acquisition costs, $295 for exploration costs, $171 for amortization of licensing agreement and $34,277 for general and administrative expenses.  The increase is primarily due to management’s decision to change its business operations from mineral exploration to business of research and development, manufacturing, marketing and distribution of its cost-effective after market fuel conservation technologies.

 ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 7, 2009, the Company filed a lawsuit, Alternative Energy Development Corporation v. Fuel Concepts, LLC, Smith Young and Associates, Cary Lee Peterson, Roy Martin, et al, CV2009-054477, in the Superior Court of the State of Arizona, in the County of Maricopa, against the Defendants alleging conspiracy by the Defendants to circumvent the Technology Licensing Agreement dated August 1, 2008 between Morton Weisbrot, Smith Young and Associates, and Fuel Concepts, LLC, interfering with the Company’s contractual and business relations, and misappropriation of the Company’s website, trade secrets, and other confidential information.  The Company is seeking injunctive relief and monetary damages related to its claims.  On November 3, 2009, the Superior Court issued a Preliminary Injunction against Defendants Fuel Concepts, LLC, Smith Young and Associates, and Roy Martin.  On December 1, 2009, the Superior Court issued a limited injunction against another defendant.  On April 14, 2010, the Company reached a settlement agreement with this defendant whereby the Company paid $5,000 of alleged unpaid compensation and the defendant agreed to a Permanent Injunction and Order and acknowledged to have no right, title or interest in any of the Company’s intellectual property.  No trial date has been set by the court.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

10.1	Employment Agreement for Amy Gloyd (filed as exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2010 and incorporated herein by reference thereto).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of June, 2010.

ALTERNATIVE ENERGY DEVELOPMENT CORPORATION

BY:	AMY GLOYD
Amy Gloyd, President, Principal Executive Officer and a member of the Board of Directors.

BY:	SAM MESSINA III
Sam Messina III, Principal Financial Officer and a member of the Board of Directors.

 EXHIBIT INDEX

Exhibit No.	Document Description

10.1	Employment Agreement for Amy Gloyd (filed as exhibit 10.1 to the Company’s Form 8-K filed on March 9, 2010 and incorporated herein by reference thereto).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith